Form 10-K405
U S HEALTHCARE INC
filed 1995-03-30
CIK 711405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    -------------------

                         COMMISSION FILE NUMBER 0-11531

                             U.S. HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

                          Pennsylvania                           23-2229683
                (State or other jurisdiction of               (I.R.S. Employer
                 incorporation or organization)              Identification No.)

            980 Jolly Road, Blue Bell, Pennsylvania                  19422
            (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 215-628-4800

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $.005 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes.    / X /    No.    /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    / X /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was $5,243,898,117, calculated by excluding all shares held by executive officers, directors and 5% shareholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of February 28, 1995 there were 145,587,040 shares of Common Stock outstanding and 14,536,530 shares of Class B Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Parts II and IV  -    The Registrant's Annual Report to Shareholders for the
                      year ended December 31, 1994 ("1994 Annual Report to
                      Shareholders").

Part III         -    The Registrant's definitive Proxy Statement for its 1995
                      Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year ("1995
                      Proxy Statement").

                                     PART I

ITEM 1:      BUSINESS

THE HEALTH CARE INDUSTRY

   Annual health care expenditures in the United States have grown from approximately $27 billion in 1960, which represented approximately 5% of the gross domestic product, to approximately $884 billion in 1993, which represented approximately 14% of the gross domestic product. As a consequence, employers, insurers and governmental authorities have been increasingly focusing on alternative health care delivery systems such as health maintenance organizations ("HMOs") that provide better controls on rising costs without sacrificing quality. HMO enrollment in the United States has increased from approximately three million members in 1970 to approximately 45 million at January 1, 1994, served by 543 HMOs.

   The goals of HMOs are to provide their members with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care delivery systems. Such cost containment strategies include providing access to primary physician care and other services on a fixed, prepaid basis, monitoring hospital admissions and length of stay, using a system of specialist referrals, using non hospital based medical services, and emphasizing preventive care. To accomplish these objectives, several basic HMO models have evolved: staff, group, network, individual practice, and individual practice association. The key distinguishing feature of each model is the relationship between the HMO and the participating physicians. Under the staff model, the HMO employs the physicians and uses capital to provide the facilities in which the physicians see patients. The physicians receive a salary and often a bonus based on the performance of the HMO. Under the group model, the HMO contracts with one large multi-specialty medical group practice which typically receives a monthly fixed fee for each HMO member (capitation), regardless of the medical services provided to each member. The network model is predicated on an HMO contracting with more than one physician group to provide services on a capitated fee basis. Under an individual practice model, the HMO contracts with independent physicians who are broadly dispersed throughout a community and who care for patients in their own offices. The individual practice association (IPA) model is similar to the individual practice model except the HMO contracts with an organization (the IPA) that in turn contracts with the physicians. The HMOs operated by U.S. Healthcare, Inc. (the "Company") most closely adhere to the individual practice model. Unless the context otherwise requires, references to the Company include its subsidiaries.

THE COMPANY'S MANAGED HEALTH CARE DELIVERY SYSTEM

   The Company provides comprehensive managed health care services through HMOs it owns and operates in Pennsylvania, New Jersey, New York, Delaware, Connecticut, Massachusetts, New Hampshire, Maryland, Georgia, Virginia, Rhode Island and the District of Columbia.

   The services of the Company's HMOs are marketed primarily to employer groups and are provided through networks of independent health care providers, including selected primary care physicians who coordinate each person's individual medical care. In addition to comprehensive primary physician care, specialist care and hospital services, the Company makes available home health care and other outpatient services as well as optional prescription drug, vision care and dental plans. The Company has recruited independent primary care physicians who use the Company's proprietary systems to monitor and control medical costs while providing quality care. The Company has developed prospective payment arrangements with these physicians in order to remove traditional barriers to care. The Company encourages preventive care and the use of alternative medical delivery services, and provides access to comprehensive traditional health care services.

   The Company contracts with providers to participate in its HMO service network as it expands into new geographic areas or as it considers necessary to serve its HMO membership. At December 31, 1994, the HMO service network included approximately 7,800 primary care physicians, 26,800 specialists, 363 hospitals and 5,600 pharmacies.

THE COMPANY'S HEALTH PLANS

   The Company's health plans consist of HMO plans and indemnity-type plans offered on a fully-insured and an employer-funded basis. Under fully-insured health plans, the Company earns a premium and bears the risk for medical costs incurred. Under employer-funded health plans, the Company earns a fee for providing administrative services and the employer bears substantially all risk for medical costs incurred. The Company's health plans served about 1,967,000 members as of December 31, 1994, an increase of 293,000 or 17.5% from approximately 1,674,000 at December 31, 1993. The following table shows health plan membership at December 31, 1994 and the increase in membership compared to December 31, 1993 by plan type:

                                                   December 31, 1994         Increase
-------------------------------------------------------------------------------------
U.S. Healthcare-insured health plans:
      HMO plans
         Commercial                                        1,595,000          121,000
         Medicare                                             38,000           13,000
         Medicaid and other                                   57,000           36,000
                                                          ----------         --------
                                                           1,690,000          170,000
      Indemnity plans - Commercial                             6,000            5,000
                                                          ----------         --------
      Total U.S. Healthcare-insured health plans           1,696,000          175,000

Employer-funded health plans                                 271,000          118,000
                                                          ----------         --------
Total health plans                                         1,967,000          293,000
                                                          ==========         ========

   Under fully-insured HMO plans, members receive comprehensive medical coverage in exchange for a fixed monthly premium. The Company offers HMO plans with minimum out-of-pocket member expense and plans with lower premium rates and higher copayments. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician from among the physicians who have contracted with the Company. The primary care physicians are family practitioners, general practitioners, internists or pediatricians who provide necessary preventive and primary medical care and are generally responsible for making referrals to specialists. Except in emergency situations, hospital care generally requires a referral from the member's primary care physician and takes place in hospitals that have contracts to serve the HMOs' members for an agreed compensation. Members in employer-funded HMO plans receive coverage similar to members in fully-insured HMO plans, but the employer assumes substantially all risk for medical costs.

   Commercial members join the Company's HMOs generally through employer groups. See "Marketing" below. In many instances, employers offer employees a choice of coverage by a managed care company or an indemnity health insurer. Employees may select their desired health coverage during a designated period (usually one month annually). New employees make their selections at the time of employment. Employers generally pay all or part of the monthly charges and make payroll deductions for any portion of the premium not provided as an employee benefit.

   In 1994, the Company introduced its Quality Point-of-Service Program(SM)
(QPOS)(SM), a joint offering of the Company's HMO and insurance subsidiaries. Members can utilize comprehensive HMO benefits through participating providers or go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance. Membership in QPOS was about 33,000 at December 31, 1994. These members are classified as U.S. Healthcare-insured commercial HMO members in the preceding table.

   In New York and New Jersey, the Company makes fully-insured commercial HMO coverage available on a direct-pay basis to individual subscribers. At December 31, 1994, about 8,000 members were enrolled in these programs.

   The Company has annual contracts with the federal government in most of the states in which the Company operates HMOs to provide fully-insured HMO services to Medicare beneficiaries who choose to receive their health care through HMOs. Under these contracts, the federal government agrees to pay the Company for its services at a rate equal to 95% of the estimated average cost for services per Medicare beneficiary that would have been incurred for treatment of such beneficiaries outside of an HMO setting but in the same geographic areas. Amounts payable under these contracts are subject to periodic unilateral revision by the federal government. In addition to payments from the federal government, some of the Company's Medicare HMO plan options require a small premium to be paid by the member. At December 31, 1994, the Company served about 38,000 Medicare beneficiaries. Medicare plans are marketed to eligible individuals and to employers as a less costly alternative to traditional indemnity or supplemental Medicare coverages for their retirees.

   The Company has contracts with certain state and local agencies in New York, New Jersey and Massachusetts to provide fully-insured medical and health benefits to certain persons eligible for Medicaid benefits in those states.
The Company's contracts are for periods of one to three years. At December 31, 1994, about 51,000 Medicaid beneficiaries were enrolled in the Company's HMO plans.

   The Company offers the Children's Health Insurance Program (CHIP) under contract with the Commonwealth of Pennsylvania. CHIP is a fully-insured comprehensive health care plan for children of low-income families who are not covered by Medicaid. To broaden access to CHIP, in 1994, the Company introduced CHIP Plus, a program whereby the Company pays all or a part of premiums for certain children ineligible for fully state-funded coverage. Also, under contract with the State of New Jersey, the Company offers HealthStart Plus, a comprehensive fully-insured benefits program covering pregnancy and infant care for eligible low-income residents. At December 31, 1994, about 6,000 members were enrolled in these programs.

   The Company offers indemnity health insurance products to employers located in the states in which it operates HMOs. These products are primarily marketed to employers who want to offer the Company's HMOs but want to retain an indemnity option for some employees. At December 31, 1994, the Company had about 6,000 enrollees in its fully-insured indemnity plans.

COST CONTAINMENT

   The Company has developed contractual arrangements with providers to combat the high cost of medical services. These contractual arrangements cover the majority of medical services. In the Company's managed health care delivery system, the primary care physician plays an important role in practicing preventive medicine and acts on behalf of the HMO member to provide access to specialist physicians, hospitals, and other health care providers. These primary care physicians contract with the Company to participate in a system that has attracted an increasing number of people interested in cost-effective, quality medical care; to influence more effectively health care planning; to enjoy stable and timely remuneration; and to reduce bad debt experience, billing and other paperwork. Participating physicians are primarily independent practitioners who generally also have patients who are not members of the Company's HMOs.

   The Company generally compensates HMO primary care physicians pursuant to a Quality Care Compensation System ("QCCS"). The system employs a monthly capitation payment feature, but unlike most other HMOs, it incorporates quality assessment, comprehensiveness of care, utilization and office status components to adjust capitation payments to individual physician offices and to determine the amount of additional periodic payments.

   In addition to the prospective compensation arrangements with primary care physicians, the Company has capitated payment arrangements for mental health, diagnostic laboratory, radiology and diagnostic imaging services, podiatric treatment and prescription drug dispensing. The Company has contracts with specialist physicians at specified rates per visit or procedure. The Company also has contracts that provide for all-inclusive per diem and per case hospitalization rates, and fixed rates for ambulatory surgery and emergency room services. The Company compensates certain contracted hospitals using the Company's CapTainer(R) compensation methodology that takes into account the attainment of agreed upon quality and cost containment goals to help determine the final compensation paid to the hospitals. Under the CapTainer methodology, hospitals are paid certain fees based on use of their facilities but can earn financial incentives based on patient satisfaction and other performance measurements. The Company also has contractual arrangements with certain integrated health delivery systems under which the systems are compensated on a prospective basis for medical services including primary, specialist and hospital care.

   In addition to its contractual arrangements, the Company uses other means to deliver access to quality care in a cost-effective manner. Company employees monitor hospital cases and assist participating physicians who wish to arrange for medically appropriate but less costly alternatives. In addition, the Company's HMOs require precertification of elective admissions and monitor the length of hospital stays. Hospital admissions are reviewed by one of the Company's medical directors or nurse reviewers. Participating physicians admit their HMO patients to hospitals using referral procedures that direct the hospital to the Company's patient management unit, which confirms the patient's membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or "catastrophic" cases is provided by a special case unit.

   The Company provides each primary care physician with a monthly report of services and costs rendered to HMO members. This report contains cost and utilization data, including hospital and specialist costs, which enables the physician to monitor hospital and specialist costs. The Company's information systems also enable it to monitor enrollment, member eligibility, and the historical use and cost of various services.

OTHER PRODUCTS AND SERVICES

   The Company offers a workers compensation managed care program providing medical and return-to-work management for employees with job-related injuries. At December 31, 1994, the Company had contracts to provide workers compensation managed care services for approximately 224,000 employees, compared to 100,000 employees at December 31, 1993.

   The Company provides assistance to multi-state employers by coordinating their relationships with other HMOs. Services include evaluation of the HMOs in areas such as quality of care, efficiency and financial stability, as well as enrollment and billing management.

   The Company provides quality and outcome measurement and improvement programs and healthcare data analysis systems for providers and purchasers of health care.

   The Company offers a number of supplemental benefit coverages to employers, either as supplements to HMO plans or as stand-alone products. Such coverages include dental plans, prescription drug plans, vision plans, employee assistance programs and wellness programs.


QUALITY ASSESSMENT

   The Company is an industry leader in developing and implementing comprehensive quality assessment programs. The Company believes that providing access to demonstrably high quality health care services is an essential ingredient for success.

   The Company's quality assessment program begins with the initial selection of primary care physicians. Those who wish to participate in the Company's HMOs must satisfy an extensive set of criteria. These criteria include licensure, hospital admitting privileges, demonstrated proficiency, written references, patient access, office standards, after-hours coverage and many other factors. In addition, each physician must be approved by a Company medical director who interviews the applicant and reviews selected medical charts.

   Participating primary care physicians are recertified annually. Recertification covers many aspects of patient care, an analysis of member grievances, the transfer and termination rate of HMO members from the practice, on-site interviews, analysis of utilization patterns, extensive member surveys, and drug prescription patterns. In addition, the Company's medical directors review selected patient charts in participating physician offices for clarity and conformity with accepted medical protocols.

   Committees, each composed of a peer group of participating private physicians, review primary care physician applicants and participants being recertified. These committees recommend certification, recertification, or, if appropriate, sanctions, which may include termination from participation in the Company's HMOs. Regular reports of their determinations are made to each HMO's Board of Directors.

   The Company's member relations department deals directly with members concerning their health care benefits. It also investigates grievances. On a routine basis, survey questionnaires are sent to members regarding the quality of care they receive. Physician committees and medical directors also review issues related to the delivery of medical care.

   Each participating primary care physician is obligated to carry direct medical malpractice liability insurance in an amount no less than the greater of the minimum amount required in the state in which the physician is licensed or the Company's requirements. In addition, the Company carries contingent medical malpractice professional liability insurance.

   The Company has developed criteria and systems to measure the quality and effectiveness of health care services provided in a variety of settings ranging from physicians' offices to hospitals. These systems are used by the Company in its quality assessment program.

MARKETING

   The Company's marketing is conducted through a direct sales force of approximately 600 sales representatives and marketing management personnel. The marketing effort is supported by extensive market research and a computerized database used to identify and grade prospects, and establish specific enrollment goals by territory, employer groups and sales representatives. Marketing efforts are also supported by an advertising program that includes television, radio, billboards and print media.

   The Company's 25 largest customers, including the Federal Employees Health Benefits Plan, in the aggregate comprised 26% of the fully-insured HMO membership at December 31, 1994. For the year ended December 31, 1994, premiums billed to the federal government for the Federal Employees Health Benefits Plan were approximately 9% of total premium revenue. The Company's agreements with employer groups are generally for a term of 12 months and are subject to annual renewal.


TRADEMARKS

   The registered service mark U.S. Healthcare(R) is owned by the Company. The Company considers U.S. Healthcare(R) and its other service marks, trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual service mark, trademark or trade name.

COMPETITION

   Competition in the highly competitive health care industry has intensified in recent years, primarily due to more aggressive marketing, a proliferation of competing products from new and existing competitors and increased quality and price sensitivity. Employer groups have increasingly demanded new benefit options, including HMOs, point-of-service products and preferred provider organizations (PPOs). In addition, some larger employers have adopted self-funded health benefit plans, with plan administration provided by a third party. The Company competes with Blue Cross and Blue Shield plans, commercial insurers and other HMOs. Some of these organizations have greater enrollment or financial resources than the Company. Management believes that the most significant factors which distinguish competing health plans are comprehensiveness of coverage, quality of care and service, cost (including both premium and member out-of-pocket costs), product design, financial stability and provider networks. The Company strives to be competitive in each of these areas. The ability of the Company to increase the number of persons covered by its health plans or to increase premiums is affected by competition in any particular area and the desire and ability of employers to self-fund their health benefit plans. Competition may also affect the availability to the Company of the services of health care providers, including primary care physicians and hospitals.

EMPLOYEES

   At December 31, 1994, the Company had 4,268 full and part-time employees. The Company believes that its relationship with its employees is good.

GOVERNMENT REGULATION

   The federal government and the states in which the Company conducts its HMO and other businesses have adopted laws and regulations that govern the business activities of the Company to varying degrees. These laws and regulations may restrict how the Company conducts its businesses and may result in additional burdens and costs to the Company. Areas of governmental regulation include licensure, premium rates, benefits, service area expansion, quality assurance procedures, plan design, eligibility requirements, provider contracts and rates of payment, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. Laws and regulations governing the Company's businesses are subject to amendments and changing interpretations in each jurisdiction.

   There have been diverse legislative and regulatory initiatives at both federal and state levels to address, among other aspects of the nation's health care system, the continuing increases in health care costs and the lack of health coverage for a significant segment of the population. Several bills have been introduced in Congress to reform the nation's health care system. These bills include elements such as guaranteed issue and renewability of health insurance; subsidies for individuals who are uninsured or underinsured; mandates on employers to provide health coverage for their employees; medical savings accounts; mandatory or voluntary regional health alliances or purchasing cooperatives; minimum or standardized health benefit packages; limitations on premium rate increases and other price controls; mandatory community rating of premiums; medical liability reforms; amendment of the antitrust laws to benefit providers; mandatory or optional single-payer systems for all or part of the population; and changes in federal tax, Medicare and Medicaid laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). To varying degrees, many of the bills contemplate the involvement of state governments in the regulation and implementation of federal health care reform legislation.

   Recent legislation in certain of the states where the Company's HMOs operate has included incentives to enroll individuals (including Medicare and Medicaid beneficiaries) and small groups (including financial penalties if defined enrollment targets are not achieved); restrictions on medical underwriting; mandated offering of small group and individual coverage, including specified plan designs; guaranteed policy renewability; mandated continuous open enrollment for individuals and small groups; financial assessments for the individual and small group markets intended to subsidize eligible carriers (some or all of which assessments may or may not be reflected in increased premium rates); and minimum medical loss ratios in certain lines of businesses. Similar legislation is likely to be introduced and possibly enacted in other states in which the Company does business. Other proposed state laws and regulations include restrictions on the ability of managed care entities to negotiate payment rates with providers, "any willing provider" statutes that would require the Company's HMOs to accept all providers who agree to meet the Company's terms, restrictions on the Company's discretion to make benefit determinations, and mandated benefits.

   The Company is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its businesses may be enacted or proposed, when and which of the proposed laws will be adopted and what effect the new laws and regulations will have on its businesses.

   Federally qualified HMOs, such as those operated by the Company, are required to establish premium rates prospectively and without regard to actual utilization of services, using one of three community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under one of these methods, "traditional community rating," an HMO establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under "community rating by class," an HMO establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under "group specific community rating," an HMO establishes premium rates based on the HMO's revenue requirements for providing services to the group. New York, one of the principal states in which the Company operates, generally permits HMOs to set premiums only in accordance with the traditional community rating method. Several of the other states in which the Company operates HMOs permit use of all three community rating methods. State laws in most of the states in which the Company operates HMOs require the filing with and approval by the state of HMO premium rates.
In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs, as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward (possibly to levels lower than rates previously approved) by state regulators.

   Most states, including those in which the Company now operates HMOs, require HMOs to be licensed prior to commencing operations. If the Company establishes an HMO in any state where it does not presently operate an HMO, it generally has to seek licensure. The time necessary to obtain an HMO license varies from state to state. Each HMO must file periodic financial and operating reports with the states in which it does business. In addition, HMO operations are subject to state examination and periodic license renewal.

   The Company has three insurance subsidiaries, one domiciled in Minnesota and licensed in 46 other states and the District of Columbia, one domiciled in New York and one domiciled in Connecticut. The Company's insurance subsidiaries are subject to regulation in each state in which licensed.

   The Company is subject to federal and state regulations which require the Company's subsidiaries to maintain certain levels of tangible net assets, as defined, for use in their own operations. Some states also require prior approval before funds are transferred to affiliates.

   The provision of goods and services to certain employee health benefit plans is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationships between the Company and employers who maintain employee benefit plans subject to ERISA. Some of the administrative services and other activities of the Company may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies such as the Company's subsidiary that provides third party claims administration services for benefit plans.

ITEM 2:      PROPERTIES

   The Company owns 42 acres of land in Blue Bell, Pennsylvania on which are situated three office buildings having an aggregate 457,000 square feet. These buildings house the Company's headquarters and most of the activities related to the Company's Mid-Atlantic region. The Company also owns a 110,000 square foot office building in Fairfield, New Jersey, which houses certain of the activities related to the Company's Northeastern region, and a 65,000 square foot warehouse near its headquarters. The Company leases an aggregate 300,000 square feet of office space in thirteen other facilities housing other regional and branch offices and additional member relations and provider payments personnel.


ITEM 3:      LEGAL PROCEEDINGS

   On October 12, 1993, the Company filed a petition with the New York State Supreme Court seeking to stay and annul the Opinion and Decision of Superintendent of Insurance of the State of New York dated September 30, 1993, which would have reduced the premium rates for the Company's New York HMO for the twelve month period beginning October 1, 1993 by a weighted average of 3.9% from the rates in effect for the preceding twelve month period. On November 1, 1993, the Court held a hearing and ordered that a stay should be granted. Accordingly, for New York HMO group contracts renewed or entered into during the first quarter of 1994, the Company generally charged the premium rates in effect during the third quarter of 1993. The Court entered a written Order and Decision on July 8, 1994, implementing the November 1, 1993 oral decision on the basis that the Superintendent violated the New York Insurance Law (by reducing the Company's premium rates without giving the Company an opportunity to oppose the reduction) and remanding the matter to the Superintendent for a proper hearing. On August 4, 1994, the Superintendent filed a Notice of Appeal with the Appellate Division; the appeal was dismissed on October 11, 1994. On October 13, 1994, the Superintendent moved for permission to appeal to the Appellate Division; this motion was denied on January 17, 1995. The Superintendent did not appeal from the decisions of the Appellate Division and, as of March 24, 1995, had not elected to schedule a hearing pursuant to the July 8, 1994 Order and Decision. The portion of the litigation related to rates for contracts entered into or renewed on or after April 1, 1994 through September 30, 1994 was implicitly mooted by the Superintendent's Opinion and Decision dated April 29, 1994, approving revised rates for such period, leaving in dispute only that portion of the litigation related to rates for contracts entered into or renewed during the first quarter of 1994.

   The Company is involved in legal actions concerning benefit plan coverage and other decisions by the Company and alleged medical malpractice by participating providers. If found liable in such actions, which are vigorously defended on several grounds including ERISA, the Company may bear financial responsibility for adverse consequences. The Company is also involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of management, these claims and legal actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of U.S. Healthcare, Inc. are as follows:

             NAME AND AGE                           PRESENT POSITION (PRINCIPAL FUNCTION) WITH THE COMPANY
------------------------------------             -----------------------------------------------------------
Leonard Abramson (62)                            Principal executive officer
Costas C. Nicolaides (65)                        Principal financial officer
Michael J. Cardillo (52)                         Principal marketing officer
Joseph T. Sebastianelli (48)                     Principal medical administrative officer
James H. Dickerson (48)                          Senior financial officer
Timothy Nolan (39)                               Senior marketing officer
David F. Simon (41)                              Chief legal officer

   The Company's executive officers are elected annually by the board following the annual meeting of shareholders and serve until their successors are duly elected and qualified.

   Mr. Abramson has been the principal executive officer of the Company since 1982.

   Mr. Nicolaides has been the principal financial officer since 1987.

   Mr. Cardillo has been the principal marketing officer since 1989.

   Mr. Sebastianelli has been the principal medical administrative officer of the Company since 1994. From 1984 to 1994, Mr. Sebastianelli was the sole proprietor of Sebastianelli Law Associates, Paoli, Pennsylvania.

   Mr. Dickerson has been an executive officer of the Company (finance) since 1994. From 1983 to 1994, Mr. Dickerson held a number of positions at Bell Atlantic Corp., including Vice President-Special Assignment, Vice
President-Finance and Controller, and Vice President-Treasurer.

   Mr. Nolan has been an executive officer of the Company (marketing) since 1994 and held other marketing positions with the Company from 1985 to 1994.

   Mr. Simon has been an executive officer of the Company (legal) since 1994 and the chief legal officer since 1990. From 1985 to 1990, Mr. Simon was a partner at the law firm of Wolf Block Schorr and Solis-Cohen, Philadelphia, Pennsylvania.

                                    PART II

   Information for Items 5 through 8 of this Report is included in the Company's 1994 Annual Report to Shareholders as indicated below, and is incorporated herein by reference.

                                                                                                        1994 ANNUAL
                                                 ITEM                                                  REPORT PAGE(S)
                                                 ----                                                  --------------

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Price Range of Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            31
             Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            31


ITEM 6.      SELECTED FINANCIAL DATA

             Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32
             Supplementary Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . .            33

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Management's Discussion and Analysis of Financial Condition and Results of
              Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34-35

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .        19-30

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.



                                    PART III

   The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)); Item 11, Executive Compensation;
Item 12, Security Ownership of Certain Beneficial Owners and Management; and
Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled to be held on May 24, 1995, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

                                    PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    Financial Statements
         The following consolidated statements are included in the Company's 1994 Annual Report to Shareholders as indicated on the following table and are incorporated herein by reference.


INDEX TO FINANCIAL STATEMENTS                                                                            1994 ANNUAL
                                                                                                       REPORT PAGE(S)
                                                                                                       --------------

         Report of Ernst & Young LLP, independent auditors  . . . . . . . . . . . . . . . . . . . . .          19

         Consolidated balance sheets at December 31, 1994 and 1993  . . . . . . . . . . . . . . . . .          20

         Consolidated statements of income for each of the three years in the period ended
           December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21

         Consolidated statements of shareholders' equity for each of the three years
           in the period ended December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .         22-23

         Consolidated statements of cash flows for each of the three years in the period
           ended December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24

         Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . .         25-30


   2.    Financial statement schedules

         All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3.    Exhibits required to be filed by Item 601 of Regulation S-K.
         Exhibits required to be filed by Item 601 of Regulation S-K, whether filed herewith or incorporated herein by reference, are listed on the Index to Exhibits of this filing.

         Executive Compensation Plans and Arrangements.
         Management contracts and compensatory plans, contracts and arrangements in which directors or executive officers participate, whether filed herewith or incorporated herein by reference, are listed on the Index to Exhibits of this filing as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.11, 10.13, 10.15, 10.16, 10.17, 10.18,
         10.19, 10.24, 10.28 and 10.29.

(b)1.    Reports on Form 8-K

         None were filed during the fourth quarter of 1994.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        U.S. HEALTHCARE, INC.

                                        By:    /s/ LEONARD ABRAMSON
                                           ----------------------------
                                                  LEONARD ABRAMSON
                                            PRINCIPAL EXECUTIVE OFFICER

                                        Dated:  March 24, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                     TITLE (PRINCIPAL FUNCTION)                    DATE
               ---------                     --------------------------                    ----

    /s/ LEONARD ABRAMSON                 Principal Executive Officer                   March 24, 1995
----------------------------------       and Director
         LEONARD ABRAMSON

    /s/ COSTAS C. NICOLAIDES             Principal Financial Officer                   March 24, 1995
----------------------------------
         COSTAS C. NICOLAIDES

    /s/ THOMAS A. MASCI, JR.             Principal Accounting Officer                  March 24, 1995
----------------------------------
         THOMAS A. MASCI, JR.

    /s/ BETSY Z. COHEN                   Director                                      March 24, 1995
----------------------------------
         BETSY Z. COHEN

                                         Director
----------------------------------
         JEROME S. GOODMAN

    /s/ ALLEN MISHER, PH.D.              Director                                      March 24, 1995
----------------------------------
         ALLEN MISHER, PH.D.

    /s/ DAVID B. SOLL, M.D.              Director                                      March 24, 1995
----------------------------------
         DAVID B. SOLL, M.D.

                                         Director
----------------------------------
         TIMOTHY T. WEGLICKI


                               INDEX TO EXHIBITS

Exhibit  3.      Articles of incorporation and by-laws.


         3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

Exhibit  4.      Specimen of common stock certificate.

         4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         4.2 Specimen of Class B Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

Exhibit  10.     Material contracts.

         10.1 Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc. and Leonard Abramson (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.2 Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc. and Costas Nicolaides (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.3 Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc. and Michael Cardillo (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.4 Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc. and Timothy Nolan.

         10.5 Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc. and David F. Simon.

         10.6 Employment Agreement dated as of January 24, 1994 between U.S. Healthcare, Inc. and Joseph T. Sebastianelli.

         10.7 Employment Agreement dated as of February 4, 1994 between U.S. Healthcare, Inc. and James H. Dickerson, Jr.

         10.8    1982 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No. 2-81039).

         10.9 Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, No. 2-84210).

         10.10 Third Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.11 U.S. Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.12 Form of Non-statutory Stock Option (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, No. 2-84210).

         10.13   1987 Non-statutory Option Plan (incorporated by reference to
                 Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.14 1987 Special Non-statutory Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.15 Form of Stock Option Contract for Stock Options granted under the U.S. Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.16 Form of Restricted Stock Agreement for restricted stock awarded under the U.S. Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.17 Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.18   Amended and Restated U.S. Healthcare, Inc. Savings Plan.

         10.19 Amended and Restated Pension Plan for Employees of U.S. Healthcare, Inc.

         10.20 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.21 Amendment No. 1 to 1982 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.22 Amendment No. 1 to Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.23 Amendment No. 2 to Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.24 Amendment No. 1 to 1987 Non-statutory Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.25 Amendment No. 1 to Third Incentive Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

         10.26 Split Dollar Insurance Agreement dated February 1, 1990 by and between Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement dated February 1, 1990 by and between Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll and U.S. Healthcare, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

         10.27 Split Dollar Insurance Agreement Dated January 21, 1991 by and between Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement dated January 21, 1991 by and between Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

         10.28 Description of Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.29 Description of Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit  11.     Computation of Net Income Per Common and Common Equivalent
                 Share.

Exhibit  13.     The 1994 Annual Report to Shareholders of U.S. Healthcare,
                 Inc. is not deemed filed as part of this report (with the exception of the information incorporated by reference to Items 5, 6, 7 and 8 of this Annual Form 10-K in the 1994 Annual Report to Shareholders).

Exhibit  21.     Subsidiaries of the Registrant.

Exhibit  23.     Consent of Ernst & Young LLP, independent auditors.

Exhibit  27.     Financial Data Schedule.