Form 10-Q
period 1995-03-31
U S HEALTHCARE INC
filed 1995-05-15
CIK 711405

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.   20549
                                  ----------
                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  March 31, 1995
                               -----------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to
                               ------------------------    ------------------

                     Commission file number     0-11531
                                            -----------------

                            U.S. Healthcare, Inc.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Pennsylvania                                                              23-2229683
- ---------------------------------------------                            -------------------------------------
(State or other jurisdiction of                                                 (I.R.S. Employer
 incorporation or organization)                                                Identification No.)

980 Jolly Road, P.O. Box 1109, Blue Bell, Pa.                                        19422-0770
- -----------------------------------------------                          -------------------------------------
 (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code                                  (215) 628-4800
                                                                         -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of April 28, 1995, there were 145,739,316 shares of Common Stock, $.005 par value, and 14,536,530 shares of Class B Stock, $.005 par value, outstanding.

This document is comprised of 15 pages.  The Index to Exhibits is on page 14.

                            U.S. HEALTHCARE, INC.

                                    INDEX


                                                                                                       Page
                                                                                                        No.
                                                                                                       ----
Part I - Financial Information

      Item 1.     Financial Statements

           Consolidated Balance Sheets - March 31, 1995 and
           December 31, 1994                                                                              3

           Consolidated Statements of Income - Three months
           ended March 31, 1995 and 1994                                                                  4

           Consolidated Statement of Shareholders' Equity -
           Three months ended March 31, 1995                                                              5

           Consolidated Statements of Cash Flows - Three months
           ended March 31, 1995 and 1994                                                                  6

           Note to Consolidated Financial Statements                                                      7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        8 - 10

Part II - Other Information

      Item 1.     Legal Proceedings                                                                      11

      Item 6.     Exhibits and Reports on Form 8-K                                                       12

Index to Exhibits                                                                                        14

      Exhibit 11 - Computation of Net Income Per Common and
            Common Equivalent Share - Three months ended
            March 31, 1995 and 1994                                                                      15

                             U.S. HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except per share data)


                                                                                           March 31             December 31
                                                                                             1995                  1994
                                                                                         ------------           -----------
                                                                                         (unaudited)
Assets

    Current assets:
      Cash and cash equivalents                                                           $  200,942            $  123,814
      Marketable securities                                                                1,058,011             1,009,244
      Receivables                                                                            120,351               103,465
      Other                                                                                   26,564                38,453
                                                                                          ----------            ----------
        Total current assets                                                               1,405,868             1,274,976

    Property and equipment,less accumulated depreciation                                     125,433               127,562
    Marketable securities                                                                     37,842                33,405
    Other long-term assets                                                                    30,146                27,944
                                                                                          ----------            ----------
        Total assets                                                                      $1,599,289            $1,463,887
                                                                                          ==========            ==========

Liabilities and Shareholders' Equity

    Current liabilities:
      Medical costs payable                                                               $  382,532            $  378,321
      Unearned premiums                                                                       44,196                32,283
      Accounts payable and accrued liabilities                                                85,938                84,747
      Income taxes payable                                                                    86,412                46,525
                                                                                          ----------            ----------
         Total current liabilities                                                           599,078               541,876

    Long-term liabilities                                                                     17,725                16,338
                                                                                          ----------            ----------
         Total liabilities                                                                   616,803               558,214
                                                                                          ----------            ----------

    Shareholders' equity:
      Common stock, $.005 par value - 275,000
       shares authorized; 148,473 and 148,307
       shares issued in 1995 and 1994                                                            742                   741
      Class B stock, $.005 par value - 50,000
       shares authorized; 14,537 shares issued
       and outstanding in 1995 and 1994                                                           73                    73
      Additional paid-in capital                                                             161,210               157,275
      Retained earnings                                                                      953,952               899,072
      Net unrealized losses on marketable
        securities, less applicable income taxes                                              (8,158)              (27,203)
      Common stock held in treasury - at cost;
        2,821 shares in 1995 and 1994                                                       (105,892)             (105,892)
      Unearned portion of restricted common stock                                            (19,441)              (18,393)
                                                                                          ----------            ----------
     Shareholders' equity                                                                    982,486               905,673
                                                                                          ----------            ----------

     Total liabilities and shareholders' equity                                           $1,599,289            $1,463,887
                                                                                          ==========            ==========





                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands except per share data)
                                  (unaudited)



                                                                                         Three months ended
                                                                                               March 31
                                                                                     ----------------------------
                                                                                        1995               1994
                                                                                     ---------           --------
Revenue:
  Premiums                                                                           $800,912            $695,939
  Investment income, including net realized losses                                     19,801              12,499
  Other, principally administrative
   services fees                                                                       13,117               7,508
                                                                                     --------            --------

                                                                                      833,830             715,946

Expenses:
  Medical costs                                                                       584,202             490,905
  Administrative, marketing and other
   operating costs                                                                     94,626              74,892
                                                                                     --------            --------

                                                                                      678,828             565,797
                                                                                     --------            --------

Income before income taxes                                                            155,002             150,149

Provision for income taxes                                                             60,450              60,810
                                                                                     --------            --------

Net income                                                                           $ 94,552            $ 89,339
                                                                                     ========            ========

Net income per common and common equivalent
 share - primary and fully diluted                                                       $.59                $.55

Weighted average number of common and common
 equivalent shares outstanding:
    Primary                                                                           161,218             163,197
    Fully diluted                                                                     161,304             163,204





                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three months ended March 31, 1995
                  (amounts in thousands except per share data)
                                  (unaudited)






                                                        Common stock              Class B stock
                                                    -------------------       ---------------------       Additional
                                                      Number       Par         Number          Par          paid-in
                                                    of shares     value       of shares       value         capital
                                                    ---------     -----       ---------       -----        ---------
Balance at December 31, 1994.....                    148,307      $741         14,537          $73          $157,275
 Exercise of stock options and
  related tax benefits...........                        126         1              -            -             2,146
 Reduction in net unrealized losses
   on marketable securities, less
   applicable income taxes.......                          -         -              -            -                 -
 Restricted common stock awarded.                         40         -              -            -             1,789
 Earned portion of restricted
  common stock...................                          -         -              -            -                 -
 Cash dividends paid:
  $.250 per common share.........                          -         -              -            -                 -
  $.225 per Class B share........                          -         -              -            -                 -
 Net income......................                          -         -              -            -                 -
                                                     -------      ----         ------          ---          --------

Balance at March 31, 1995....                        148,473      $742         14,537          $73          $161,210
                                                     =======      ====         ======          ===          ========

                                                                                         Common stock
                                                                 Net unrealized        held in Treasury
                                                                   losses on        ----------------------
                                                 Retained          marketable         Number
                                                 earnings          securities       of shares        Cost
                                                 --------          ----------       ---------      -------
Balance at December 31, 1994.....                 $899,072         $(27,203)         (2,821)     $(105,892)
 Exercise of stock options and
  related tax benefits...........                        -                -               -              -
 Reduction in net unrealized losses
   on marketable securities, less
   applicable income taxes.......                        -           19,045               -              -
 Restricted common stock awarded.                        -                -               -              -
 Earned portion of restricted
  common stock...................                        -                -               -              -
 Cash dividends paid:
  $.250 per common share.........                  (36,401)               -               -              -
  $.225 per Class B share........                   (3,271)               -               -              -
 Net income......................                   94,552                -               -              -
                                                  --------         --------           -----      ---------

Balance at March 31, 1995....                     $953,952         $ (8,158)         (2,821)     $(105,892)
                                                  ========         ========           =====      =========

                                                       Unearned portion
                                                        of restricted
                                                        common stock
                                                  -----------------------
                                                   Number                     Shareholders'
                                                  of shares        Amount        equity
                                                  ---------        ------     -------------
Balance at December 31, 1994.....                   (469)        $(18,393)         $905,673
 Exercise of stock options and
  related tax benefits...........                      -                -             2,147
 Reduction in net unrealized losses
   on marketable securities, less
   applicable income taxes.......                      -                -            19,045
 Restricted common stock awarded.                    (40)          (1,789)                -
 Earned portion of restricted
  common stock...................                     22              741               741
 Cash dividends paid:
  $.250 per common share.........                      -                -           (36,401)
  $.225 per Class B share........                      -                -            (3,271)
 Net income......................                      -                -            94,552
                                                     ---         --------          --------

Balance at March 31, 1995....                       (487)        $(19,441)         $982,486
                                                    ====         ========          ========





                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)


                                                                                                      Three months ended
                                                                                                           March 31
                                                                                                -----------------------------
                                                                                                    1995              1994
                                                                                                -----------        ----------
Operating Activities:
    Net income                                                                                     $ 94,552          $ 89,339
    Adjustments to reconcile net income to cash flow
      from operating activities:
          Depreciation and amortization                                                               7,512             6,496
          Net realized losses on sales of marketable securities                                          90             2,819
          Other non-cash charges, net                                                                 4,235             1,909
          Changes in operating assets and liabilities:
            Receivables                                                                             (16,886)            7,418
            Medical costs payable                                                                     4,211            18,164
            Unearned premiums                                                                        11,913             1,250
            Acounts payable and accrued liabilities                                                   1,191            10,173
            Income taxes payable                                                                     40,780            30,274
            Other, net                                                                               (2,311)           (3,096)
                                                                                                   --------          --------

              Cash flow from operating activities                                                   145,287           164,746
                                                                                                   --------          --------

Investing Activities:
    Purchase of marketable securities                                                              (221,245)         (122,768)
    Purchase of property and equipment, net                                                          (4,124)           (4,254)
    Proceeds from maturities or sales of marketable securities                                      199,090           674,195
    Other                                                                                            (3,461)           (1,010)
                                                                                                   --------          --------

              Cash flow from investing activities                                                   (29,740)          546,163
                                                                                                   --------          --------

Financing Activities:
    Proceeds from exercise of stock options                                                           1,253               788
    Cash dividends paid                                                                             (39,672)          (21,404)
                                                                                                   --------          --------

              Cash flow from financing activities                                                   (38,419)          (20,616)
                                                                                                   --------          --------

Increase in cash and cash equivalents                                                                77,128           690,293

Cash and cash equivalents at beginning of period                                                    123,814            96,339
                                                                                                   --------          --------

Cash and cash equivalents at end of period                                                         $200,942          $786,632
                                                                                                   ========          ========

Supplemental disclosure of cash flow information:
Income taxes paid, net of state income tax refunds                                                 $ 16,433          $ 29,400

Supplemental disclosure of non-cash financing activities:
Income tax benefits related to exercise of stock options                                           $    893          $    961


                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



1. The financial information for the three month periods ended March 31, 1995 and 1994 included herein is unaudited. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 8 through 10 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


General

Substantially all of the Company's revenue is generated from premiums received for health care coverage provided to its members. These premiums represent approximately 96% and 97% of the Company's total revenue for the three month periods ended March 31, 1995 and 1994, respectively. The Company's operating expenses are primarily medical costs consisting principally of medical claims and capitation costs.

The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A number of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to the premium rates requested by the Company, which adjusted rates could be lower than premium rates then in effect) or business conditions (including competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums.

Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system generally and the Medicare and Medicaid programs specifically. The Company is unable to predict the content of any legislation or regulation that may be enacted, when any such legislation or regulation will be adopted, or what effect such legislation or regulation will have on the Company's business.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                   Three months ended March 31, 1995 and 1994

Operations

Premiums increased $104,973,000, or 15% compared to the first quarter of 1994. Principal factors for the increase are a 13% growth in U.S. Healthcare-insured health plan membership (217,000 members since March 31, 1994) and higher weighted average premiums. Weighted average premiums increased 2% to $147 per member per month, principally due to an increase in the proportion of total membership in Medicare plans, which plans have higher premiums per member than the Company's other HMO plans. The average premium for U.S. Healthcare-insured non-Medicare HMO plans, which at March 31, 1995 had about 1,773,000 members, was approximately $138 per member per month in the first quarters of 1994 and 1995. Compared to the first quarter of 1994, the average premium for the Medicare plans, which at March 31, 1995 had about 52,000 members, decreased 3% to approximately $443 per member per month. On March 31, 1995, the Company also had about 7,000 members in U.S. Healthcare-insured indemnity plans.

The following tables show premiums earned during the quarter and the increase in premiums compared to the first quarter of 1994 by plan type and region (amounts in thousands):

         Premiums by plan type:

                                                             Three months ended
                                                                March 31, 1995            Increase
                                                             ------------------           --------
         Commercial plans                                         $711,972                $ 66,962
         Medicare plans                                             66,069                  26,343
         Medicaid and other plans                                   22,871                  11,668
                                                                  --------                --------
                                                                  $800,912                $104,973
                                                                  ========                ========

         Premiums by region:

                                                             Three months ended
                                                                March 31, 1995            Increase
                                                             ------------------           --------
         Mid-Atlantic                                            $447,857                 $ 42,280
         Northeastern                                             332,607                   55,005
         Southern                                                  20,448                    7,688
                                                                 --------                 --------
                                                                 $800,912                 $104,973
                                                                 ========                 ========

Investment income increased $7,302,000, or 58% over the first quarter of 1994, due to lower losses on sales of marketable securities, the effect of higher investment portfolio balances and an increase in the average yield on investments.

Other revenue (principally administrative services fees) increased $5,609,000, or 75% over the first quarter of 1994, prinicipally due to a 55% increase in membership in employer-funded health plans. On March 31, 1995, the Company had about 365,000 members in employer-funded health plans.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                   Three months ended March 31, 1995 and 1994



Medical costs increased $93,297,000, or 19% over the first quarter of 1994, primarily due to a 13% growth in U.S. Healthcare-insured health plan membership, plus higher costs per member. Compared to the first quarter of 1994, the weighted average medical cost per member increased about 5% to $107 per member per month. Factors for the per member increase include higher specialist usage and rates, changes in product mix, higher capitation rates and the enhancement of the Medicare program to include a pharmacy benefit for most Medicare members.

Administrative, marketing and other operating costs increased $19,734,000, or 26% over the first quarter of 1994. Personnel costs contributed the largest increase as a result of higher salaries, an increase in the number of employees necessitated, in part, by higher business volume and changes in product mix and increased marketing capability.


Liquidity and capital resources

The Company's liquidity requirements have been met from cash flows generated by operating activities. In the first quarter of 1995, net cash flows from such activities were $145,287,000. The Company believes that its existing financial resources are sufficient to meet its liquidity needs.

The Company is subject to federal and state regulations which require the Company's subsidiaries to maintain certain levels of tangible net assets, as defined, for use in their own operations. Some states also require prior approval before funds are transferred to affiliates.

                          Part II - Other Information



Item 1.      Legal Proceedings

   On October 12, 1993, the Company filed a petition with the New York State Supreme Court seeking to stay and annul the Opinion and Decision of Superintendent of Insurance of the State of New York dated September 30, 1993, which would have reduced the premium rates for the Company's New York HMO for the twelve month period beginning October 1, 1993 by a weighted average of 3.9% from the rates in effect for the preceding twelve month period. On November 1, 1993, the Court held a hearing and ordered that a stay should be granted. Accordingly, for New York HMO group contracts renewed or entered into during the first quarter of 1994, the Company generally charged the premium rates in effect during the third quarter of 1993. The Court entered a written Order and Decision on July 8, 1994, implementing the November 1, 1993 oral decision on the basis that the Superintendent violated the New York Insurance Law (by reducing the Company's premium rates without giving the Company an opportunity to oppose the reduction) and remanding the matter to the Superintendent for a proper hearing. On August 4, 1994, the Superintendent filed a Notice of Appeal with the Appellate Division; the appeal was dismissed on October 11, 1994. On October 13, 1994, the Superintendent moved for permission to appeal to the Appellate Division; this motion was denied on January 17, 1995. The Superintendent did not appeal from the decisions of the Appellate Division and, as of May 11, 1995, had not informed the Company whether he intends to schedule a hearing pursuant to the July 8, 1994 Order and Decision. The portion of the litigation related to rates for contracts entered into or renewed on or after April 1, 1994 through September 30, 1994 was implicitly mooted by the Superintendent's Opinion and Decision dated April 29, 1994 approving revised rates for such period, leaving only that portion of the litigation related to rates for contracts entered into or renewed during the first quarter of 1994 subject to a possible hearing.

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

                          Part II - Other Information



Items 2 through 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   1.  See Exhibit 11 on page 15.
               2.  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report on Form 10-Q is being filed.

                                   Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                       U.S. HEALTHCARE, INC.
                                               ----------------------------------------------------



Date:     May 11, 1995                         By:       /S/ Costas C. Nicolaides
      ----------------------                      -------------------------------------------------
                                                           Costas C. Nicolaides
                                                           Executive Vice President and
                                                           Chief Financial Officer

                                Index to Exhibits



                                                                                                  Page
Exhibit No.                                                                                        No.
- -----------                                                                                       ----
       11.    Computation of Net Income Per Common and
              Common Equivalent Share - Three months ended
              March 31, 1995 and 1994                                                              15

       27.    Financial Data Schedule