Form 10-Q
period 1995-06-30
U S HEALTHCARE INC
filed 1995-08-11
CIK 711405

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.   20549

                                   ---------

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               June 30, 1995
                              -------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to
                               ------------------------    ------------------

                     Commission file number     0-11531
                                                -------

                            U.S. Healthcare, Inc.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Pennsylvania                                               23-2229683
- ---------------------------------------------             -----------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                                Identification No.)

980 Jolly Road, P.O. Box 1109, Blue Bell, Pa.                         19422-0770
- -----------------------------------------------           -----------------------------------
    (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                 (215) 628-4800
                                                          -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of July 28, 1995, there were 139,379,218 shares of Common Stock, $.005 par value, and 14,536,530 shares of Class B Stock, $.005 par value, outstanding.

                             U.S. HEALTHCARE, INC.

                                     INDEX


                                                                                                        Page
                                                                                                         No.
                                                                                                        ----

Part I - Financial Information

      Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 1995 and
           December 31, 1994                                                                              3

           Consolidated Statements of Income - Three and six months
           ended June 30, 1995 and 1994                                                                   4

           Consolidated Statement of Shareholders' Equity -
           Six months ended June 30, 1995                                                                 5

           Consolidated Statements of Cash Flows - Six months
           ended June 30, 1995 and 1994                                                                   6

           Note to Consolidated Financial Statements                                                      7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                           8 - 12

Part II - Other Information

      Item 1.  Legal Proceedings                                                                         13

      Item 4.  Submission of Matters to a Vote of Security Holders                                       14

      Item 6.  Exhibits and Reports on Form 8-K                                                          14

Index to Exhibits                                                                                        16

      Exhibit 11 - Computation of Net Income Per Common and
            Common Equivalent Share - Three and six months
            ended June 30, 1995 and 1994                                                                 17


                             U.S. HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except per share data)


                                                                                           June 30              December 31
                                                                                             1995                  1994
                                                                                         ------------           -----------
                                                                                         (unaudited)

Assets

    Current assets:
      Cash and cash equivalents                                                           $  182,343            $  123,814
      Marketable securities                                                                  917,153             1,009,244
      Receivables                                                                            115,810               103,465
      Other                                                                                   35,737                38,453
                                                                                          ----------            ----------
         Total current assets                                                              1,251,043             1,274,976

   Property and equipment, less accumulated depreciation                                     123,526               127,562
   Marketable securities                                                                      39,676                33,405
   Other long-term assets                                                                     33,259                27,944
                                                                                          ----------            ----------
     Total assets                                                                         $1,447,504            $1,463,887
                                                                                          ==========            ==========

Liabilities and Shareholders' Equity

    Current liabilities:
      Medical costs payable                                                               $  400,859            $  378,321
      Unearned premiums                                                                       50,591                32,283
      Accounts payable and accrued liabilities                                                89,834                84,747
      Income taxes payable                                                                    29,639                46,525
                                                                                          ----------            ----------
         Total current liabilities                                                           570,923               541,876

    Long-term liabilities                                                                     18,417                16,338
                                                                                          ----------            ----------
         Total liabilities                                                                   589,340               558,214
                                                                                          ----------            ----------

    Shareholders' equity:
      Common stock, $.005 par value - 275,000
       shares authorized; 148,593 and 148,307
       shares issued in 1995 and 1994                                                            743                   741
      Class B stock, $.005 par value - 50,000
       shares authorized; 14,537 shares issued
       and outstanding in 1995 and 1994                                                           73                    73
      Additional paid-in capital                                                             164,008               157,275
      Retained earnings                                                                    1,008,416               899,072
      Net unrealized gains (losses) on marketable
        securities, less applicable income taxes                                               1,902               (27,203)
      Common stock held in treasury - at cost;
        9,230 and 2,821 shares in 1995 and 1994                                             (296,865)             (105,892)
      Unearned portion of restricted common stock                                            (20,113)              (18,393)
                                                                                          ----------            ----------
       Shareholders' equity                                                                  858,164               905,673
                                                                                          ----------            ----------

       Total liabilities and shareholders' equity                                         $1,447,504            $1,463,887
                                                                                          ==========            ==========


                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands except per share data)
                                  (unaudited)


                                                         Three months ended                                Six months ended
                                                               June 30                                         June 30
                                                        --------------------                            -----------------------
                                                       1995             1994                               1995        1994
                                                     --------         --------                          ----------   ----------

Revenue:
  Premiums                                           $827,243         $704,295                          $1,628,155   $1,400,234
  Investment income, including
   net realized gains and losses                       26,164           14,816                              45,965       27,315
  Other, principally
   administrative services fees                        13,271            7,741                              26,388       15,249
                                                     --------         --------                          ----------   ----------

                                                      866,678          726,852                           1,700,508    1,442,798

Expenses:
  Medical costs                                       620,803          492,048                           1,205,005      982,953
  Administrative, marketing
   and other operating costs                           95,823           78,050                             190,449      152,942
                                                     --------         --------                          ----------   ----------

                                                      716,626          570,098                           1,395,454    1,135,895
                                                     --------         --------                          ----------   ----------

Income before income taxes                            150,052          156,754                             305,054      306,903

Provision for income taxes                             56,996           63,486                             117,446      124,296
                                                     --------         --------                          ----------   ----------

Net income                                           $ 93,056         $ 93,268                          $  187,608   $  182,607
                                                     ========         ========                          ==========   ==========

Net income per common and common equivalent
 share - primary and fully diluted                       $.59             $.58                               $1.18        $1.12

Weighted average number of common and common
 equivalent shares outstanding:
    Primary basis                                     158,068          161,565                             159,635      162,360
    Fully diluted basis                               158,080          161,586                             159,660      162,391

                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Six months ended June 30, 1995
                 (amounts in thousands except per share data)
                                  (unaudited)




                                                        Common stock               Class B stock
                                                   --------------------    ------------------------        Additional
                                                     Number       Par       Number            Par          paid-in        Retained
                                                   of shares     value     of shares         value          capital       earnings
                                                   ---------    -------    ----------        ------       ----------      --------

Balance at December 31, 1994  . . . . . . . .        148,307      $741         14,537          $73          $157,275    $  899,072
 Exercise of stock options and
  related tax benefits  . . . . . . . . . . .            209         1              -            -             3,505             -
 Purchase of treasury shares  . . . . . . . .              -         -              -            -                 -             -
 Net unrealized gains on
  marketable securities, less
  applicable income taxes . . . . . . . . . .              -         -              -            -                 -             -
 Restricted common stock awarded  . . . . . .             84         1              -            -             3,530             -
 Restricted common stock canceled . . . . . .             (7)        -              -            -              (302)            -
 Earned portion of restricted
  common stock  . . . . . . . . . . . . . . .              -         -              -            -                 -             -
 Cash dividends paid:
  $.50 per common share . . . . . . . . . . .              -         -              -            -                 -       (71,722)
  $.45 per Class B share  . . . . . . . . . .              -         -              -            -                 -        (6,542)
 Net income . . . . . . . . . . . . . . . . .              -         -              -            -                 -       187,608
                                                     -------      ----         ------          ---          --------    ----------

Balance at June 30, 1995  . . . . . . . . . .        148,593      $743         14,537          $73          $164,008    $1,008,416
                                                     =======      ====         ======          ===          ========    ==========


                                                                                                 Unearned portion
                                                                         Common stock            of restricted
                                               Net unrealized          held in treasury          common stock
                                               gains (losses)   ---------------------------    --------------------
                                                on marketable       Number                      Number                 Shareholders'
                                                  securities      of shares        Cost        of shares      Amount      equity
                                                  ----------      ---------       ------       ---------      ------   ------------
Balance at December 31, 1994  . . . . . . . .      $(27,203)         (2,821)     $(105,892)      (469)        $(18,393)    $905,673
 Exercise of stock options and
  related tax benefits  . . . . . . . . . . .             -               -              -          -                -        3,506
 Purchase of treasury shares  . . . . . . . .             -          (6,409)      (190,973)         -                -     (190,973)
 Net unrealized gains on
  marketable securities, less
  applicable income taxes . . . . . . . . . .        29,105               -              -          -                -       29,105
 Restricted common stock awarded  . . . . . .             -               -              -        (84)          (3,531)           -
 Restricted common stock canceled . . . . . .             -               -              -          7              302            -
 Earned portion of restricted
  common stock  . . . . . . . . . . . . . . .             -               -              -         52            1,509        1,509
 Cash dividends paid:
  $.50 per common share . . . . . . . . . . .             -               -              -          -                -      (71,722)
  $.45 per Class B share  . . . . . . . . . .             -               -              -          -                -       (6,542)
 Net income . . . . . . . . . . . . . . . . .             -               -              -          -                -      187,608
                                                   --------          ------      ---------       ----         --------     --------

Balance at June 30, 1995  . . . . . . . . . .      $  1,902          (9,230)     $(296,865)      (494)        $(20,113)    $858,164
                                                   ========          ======      =========       ====         ========     ========





                             See accompanying note.

                             U.S. HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)


                                                                                             Six months ended
                                                                                                   June 30
                                                                                     --------------------------------
                                                                                        1995                   1994
                                                                                     --------                --------

Operating Activities:
    Net income                                                                       $187,608                 $182,607
    Adjustments to reconcile net income to cash flow
          from operating activities:
               Depreciation and amortization                                           15,567                   13,144
               Net realized (gains) losses on sales of marketable securities           (6,571)                   2,651
               Other non-cash charges, net                                              4,771                    2,108
               Changes in operating assets and liabilities:
                 Receivables                                                          (12,345)                  10,510
                 Medical costs payable                                                 22,538                    8,642
                 Unearned premiums                                                     18,308                   (8,969)
                 Accounts payable and accrued liabilities                               5,087                    6,865
                 Income taxes                                                         (31,994)                 (21,695)
                 Other, net                                                              (907)                  (1,476)
                                                                                     --------                ---------

                   Cash flow from operating activities                                202,062                  194,387
                                                                                     --------                ---------

Investing Activities:
    Purchase of marketable securities                                                (653,567)                (723,087)
    Purchase of property and equipment, net                                            (8,842)                  (9,618)
    Proceeds from maturities or sales of marketable securities                        793,725                  791,038
    Other                                                                              (8,004)                  (4,494)
                                                                                     --------                ---------

                 Cash flow from investing activities                                  123,312                   53,839
                                                                                     --------                ---------

Financing Activities:
    Proceeds from exercise of stock options                                             2,392                    2,321
    Purchase of treasury shares                                                      (190,973)                 (99,896)
    Cash dividends paid                                                               (78,264)                 (48,301)
                                                                                     --------                ---------
                 Cash flow from financing activities                                 (266,845)                (145,876)
                                                                                     --------                ---------

Increase in cash and cash equivalents                                                  58,529                  102,350

Cash and cash equivalents at beginning of period                                      123,814                   96,339
                                                                                     --------                ---------

Cash and cash equivalents at end of period                                           $182,343                 $198,689
                                                                                     ========                =========

Supplemental disclosure of cash flow information:
Income taxes paid, net of state income tax refunds                                   $146,699                 $145,479

Supplemental disclosure of non-cash financing activities:
Income tax benefits related to exercise of stock options                             $  1,114                 $  1,534

                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



1. The financial information for the three and six month periods ended June 30, 1995 and 1994 included herein is unaudited. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 8 through 12 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


General

Substantially all of the Company's revenue is generated from premiums received for health care coverage provided to its members. These premiums represent approximately 95% and 97% of the Company's total revenue for the three month periods ended June 30, 1995 and 1994, respectively, and 96% and 97% of total revenue for the six month periods ended June 30, 1995 and 1994, respectively. The Company's operating expenses are primarily medical costs consisting principally of medical claims and capitation costs.

The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A number of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to the premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums.

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

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                   Three months ended June 30, 1995 and 1994

Operations

Premiums and other revenue (principally administrative services fees) for the quarter increased $128,478,000, or 18% compared to the second quarter of 1994. Principal factors for the increase are a 16% growth in U.S. Healthcare-insured health plan membership (267,000 members since June 30, 1994) and higher weighted average premiums. Weighted average HMO premiums increased 2% to $147 per member per month, principally due to an increase in the proportion of total membership in Medicare plans, which plans have higher premiums per member than the Company's other HMO plans. The average premium for U.S. Healthcare-insured non-Medicare HMO plans, which at June 30, 1995 had about 1,829,000 members, was $137 per member per month for the current quarter, compared to $138 for the second quarter of 1994, a change of less than 1%. Compared to the second quarter of 1994, the average premium for the Medicare plans, which at June 30, 1995 had about 67,000 members, decreased 3% to $447 per member per month. On June 30, 1995, the Company also had about 7,000 members in U.S. Healthcare-insured indemnity plans.

The following tables show premiums earned during the quarter and the increase in premiums compared to the second quarter of 1994 by plan type and region (amounts in thousands):

         Premiums by plan type:

                                                            Three months ended
                                                              June 30, 1995               Increase
                                                            -----------------             --------
         Commercial plans                                         $718,178                $ 69,536
         Medicare plans                                             83,236                  40,778
         Medicaid and other plans                                   25,829                  12,634
                                                                  --------                --------
                                                                  $827,243                $122,948
                                                                  ========                ========

         Premiums by region:


                                                            Three months ended
                                                              June 30, 1995               Increase
                                                            -----------------             --------
         Mid-Atlantic                                             $467,251                $ 59,009
         Northeastern                                              340,034                  57,367
         Southern                                                   19,958                   6,572
                                                                  --------                --------
                                                                  $827,243                $122,948
                                                                  ========                ========

Investment income increased $11,348,000, or 77% over the second quarter of 1994, due to an increase in gains on sales of marketable securities, an increase in the average yield on investments and earnings from higher average investment portfolio balances.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                   Three months ended June 30, 1995 and 1994


Other revenue (principally administrative services fees) increased $5,530,000, or 71% over the second quarter of 1994, principally due to a 47% increase in membership in employer-funded health plans. On June 30, 1995, the Company had about 343,000 members in employer-funded health plans.

Medical costs increased $128,755,000, or 26% over the second quarter of 1994, primarily due to a 16% growth in U.S. Healthcare-insured health plan membership, plus higher costs per member. Compared to the second quarter of 1994, the weighted average medical cost per HMO member increased 10% to $110 per member per month. Factors for the per member increase include changes in product mix, higher specialist usage and rates, higher capitation rates and the enhancement of the Medicare program to include a pharmacy benefit for most Medicare members.

Administrative, marketing and other operating costs increased $17,773,000, or 23% over the second quarter of 1994. Personnel costs contributed the largest increase as a result of higher salaries, an increase in the number of employees necessitated, in part, by higher business volume and changes in product mix and increased marketing capability.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Six months ended June 30, 1995 and 1994

Operations

Premiums and other revenue (principally administrative services fees) increased $239,060,000, or 17% compared to the first six months of 1994. Principal factors for the increase are a 16% growth in U.S. Healthcare-insured health plan membership (267,000 members since June 30, 1994) and higher weighted average premiums. Weighted average HMO premiums increased 2% to $147 per member per month, principally due to an increase in the proportion of total membership in Medicare plans, which plans have higher premiums per member than the Company's other HMO plans. The average premium for U.S. Healthcare-insured non-Medicare HMO plans, which at June 30, 1995 had about 1,829,000 members was $137 per member per month for the first six months of 1995, compared to $138 for the first six months of 1994, a change of less than 1%. The average premium for the Medicare plans, which at June 30, 1995 had about 67,000 members, decreased 3% to $445 per member per month. On June 30, 1995, the Company also had about 7,000 members in U.S. Healthcare-insured indemnity plans.

The following tables show premiums earned during the first six months and the increase in premiums compared to the first six months of 1994 by plan type and region (amounts in thousands):

         Premiums by plan type:

                                                              Six months ended
                                                               June 30, 1995              Increase
                                                             -----------------            --------

         Commercial plans                                       $1,430,150                $136,498
         Medicare plans                                            149,305                  67,121
         Medicaid and other plans                                   48,700                  24,302
                                                                ----------                --------
                                                                $1,628,155                $227,921
                                                                ==========                ========

         Premiums by region:

                                                              Six months ended
                                                               June 30, 1995              Increase
                                                             -----------------            --------

         Mid-Atlantic                                           $  915,108                $101,289
         Northeastern                                              672,641                 112,372
         Southern                                                   40,406                  14,260
                                                                ----------                --------
                                                                $1,628,155                $227,921
                                                                ==========                ========

Investment income increased $18,650,000, or 68% over the first six months of 1994, due to gains on sales of marketable securities, an increase in the average yield on investments and earnings from higher average investment portfolio balances.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    Six months ended June 30, 1995 and 1994


Other revenue (principally administrative services fees) increased $11,139,000, or 73% over the first six months of 1994, principally due to a 47% increase in membership in employer-funded health plans. On June 30, 1995, the Company had about 343,000 members in employer-funded health plans.

Medical costs increased $222,052,000, or 23% over the first six months of 1994, primarily due to a 16% growth in U.S. Healthcare-insured health plan membership, plus higher costs per member. Compared to the first six months of 1994, the weighted average medical cost per HMO member increased 8% to $109 per member per month. Factors for the per member increase include changes in product mix, higher specialist usage and rates, higher capitation rates and the enhancement of the Medicare program to include a pharmacy benefit for most Medicare members.

Administrative, marketing and other operating costs increased $37,507,000, or 25% over the first six months of 1994. Personnel costs contributed the largest increase as a result of higher salaries, an increase in the number of employees necessitated, in part, by higher business volume and changes in product mix and increased marketing capability.




Liquidity and capital resources

The Company's liquidity requirements have been met from cash flows generated by operating activities. In the first six months of 1995, net cash flows from such activities were $202,062,000. The Company believes that its existing financial resources are sufficient to meet its liquidity needs.

The Company is subject to federal and state regulations which require the Company's subsidiaries to maintain certain levels of tangible net assets, as defined, for use in their own operations. Some states also require prior approval before funds are transferred to affiliates.

                          Part II - Other Information


Items 2, 3 and 5 are not applicable.

Item 1.      Legal Proceedings

   On October 12, 1993, the Company filed a petition with the New York State Supreme Court seeking to stay and annul the Opinion and Decision of Superintendent of Insurance of the State of New York dated September 30, 1993, which would have reduced the premium rates for the Company's New York HMO for the twelve month period beginning October 1, 1993 by a weighted average of 3.9% from the rates in effect for the preceding twelve month period. On November 1, 1993, the Court held a hearing and ordered that a stay should be granted. Accordingly, for New York HMO group contracts renewed or entered into during the first quarter of 1994, the Company generally charged the premium rates in effect during the third quarter of 1993. The Court entered a written Order and Decision on July 8, 1994, implementing the November 1, 1993 oral decision on the basis that the Superintendent violated the New York Insurance Law (by reducing the Company's premium rates without giving the Company an opportunity to oppose the reduction) and remanding the matter to the Superintendent for a proper hearing. On August 4, 1994, the Superintendent filed a Notice of Appeal with the Appellate Division; the appeal was dismissed on October 11, 1994. On October 13, 1994, the Superintendent moved for permission to appeal to the Appellate Division; this motion was denied on January 17, 1995. The Superintendent did not appeal from the decisions of the Appellate Division and, as of August 10, 1995, had not scheduled a hearing pursuant to the July 8, 1994 Order and Decision. The portion of the litigation related to rates for contracts entered into or renewed on or after April 1, 1994 through September 30, 1994 was implicitly mooted by the Superintendent's Opinion and Decision dated April 29, 1994 approving revised rates for such period, leaving only that portion of the litigation related to rates for contracts entered into or renewed during the first quarter of 1994 subject to a possible hearing.

   In July 1995, certain lawyers alleging to represent a sole corporate shareholder filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages. The complaint alleges that the Company and two of its executive officers, through certain misrepresentations and omissions about the Company, violated federal securities laws and related common law. The Company promptly filed a motion to dismiss the complaint in its entirety for failure to state a claim. The Company intends to continue to defend this action vigorously.

   The Company is involved in legal actions concerning benefit plan coverage and other decisions by the Company, and alleged medical malpractice by participating providers. If found liable in such actions, which are vigorously defended on several grounds, the Company may bear financial responsibility.
The Company is also involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of management, these claims and legal actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          Part II - Other Information



Item  4.     Submission of Matters to a Vote of Security Holders

             (a)   The Annual Meeting of Shareholders was held on May 24, 1995.

             (b)   Election of Directors

                   The number of votes cast with respect to the election of directors was as follows:

                                                                 For                  Withheld
                                                             -----------              --------
                   Leonard Abramson                          843,895,053             1,242,569
                   Jerome S. Goodman                         117,731,981             1,242,991
                   Betsy Z. Cohen                            843,895,053             1,242,569

                   The following directors' terms of office continued after the meeting:

                   David B. Soll, M.D.
                   Allen Misher, Ph.D.
                   Timothy T. Weglicki

Item 6.      Exhibits and Reports on Form 8-K

             (a)   1.     See Exhibit 11 on page 17.

                   2.     Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is being filed.

                                   Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                            U.S. HEALTHCARE, INC.
                                    ----------------------------------



Date:   August 10, 1995             By:   /s/ Costas C. Nicolaides
     ---------------------             -------------------------------

                                              Costas C. Nicolaides
                                              Executive Vice President and
                                              Chief Financial Officer

                               Index to Exhibits



                                                                                                  Page
Exhibit No.                                                                                        No.
- -----------                                                                                       ----

       11.    Computation of Net Income Per Common and
              Common Equivalent Share - Three and six months
              ended June 30, 1995 and 1994                                                         17

       27.    Financial Data Schedule
