Form 10-Q
period 1995-09-30
U S HEALTHCARE INC
filed 1995-11-13
CIK 711405

                     SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.   20549

                                 ----------

                                  FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 1995
                               -----------------------------------------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to
                               ------------------------    ------------------

                     Commission file number     0-11531
                                            --------------

                            U.S. Healthcare, Inc.
 ----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Pennsylvania                                     23-2229683
---------------------------------------------       --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

980 Jolly Road, P.O. Box 1109, Blue Bell, Pa.                19422-0770
-----------------------------------------------     --------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (215) 628-4800
                                                    --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of October 27, 1995, there were 138,994,220 shares of Common Stock, $.005 par value, and 14,536,530 shares of Class B Stock, $.005 par value, outstanding.

                            U.S. HEALTHCARE, INC.

                                    INDEX


                                                                                   Page
                                                                                    No.
                                                                                   ----
Part I - Financial Information

      Item 1.     Financial Statements

           Consolidated Balance Sheets - September 30, 1995 and
           December 31, 1994                                                         3

           Consolidated Statements of Income - Three and nine months
           ended September 30, 1995 and 1994                                         4

           Consolidated Statement of Shareholders' Equity -
           Nine months ended September 30, 1995                                      5

           Consolidated Statements of Cash Flows - Nine months
           ended September 30, 1995 and 1994                                         6

           Note to Consolidated Financial Statements                                 7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    8 - 12

Part II - Other Information

      Item 1. Legal Proceedings                                                      13

      Item 6. Exhibits and Reports on Form 8-K                                       14

Index to Exhibits                                                                    16

      Exhibit 11 - Computation of Net Income Per Common and
            Common Equivalent Share - Three and nine months
            ended September 30, 1995 and 1994                                        17

                             U.S. HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except per share data)


                                                         September 30      December 31
                                                             1995             1994
                                                         ------------      -----------
                                                          (unaudited)
Assets

    Current assets:
       Cash and cash equivalents                          $  130,107         $  123,814
       Marketable securities                               1,043,293          1,009,244
       Receivables                                           148,146            103,465
       Other                                                  33,870             38,453
                                                          ----------         ----------
         Total current assets                              1,355,416          1,274,976

   Property and equipment, less accumulated
       depreciation                                          133,009            127,562
   Marketable securities                                      40,239             33,405
   Other long-term assets                                     36,143             27,944
                                                          ----------         ----------
     Total assets                                         $1,564,807         $1,463,887
                                                          ==========         ==========

Liabilities and Shareholders' Equity

    Current liabilities:
      Medical costs payable                               $  465,664         $  378,321
      Unearned premiums                                       61,698             32,283
      Accounts payable and accrued liabilities                86,045             84,747
      Income taxes payable                                    32,397             46,525
                                                          ----------         ----------
        Total current liabilities                            645,804            541,876

    Long-term liabilities                                     19,704             16,338
                                                          ----------         ----------
        Total liabilities                                    665,508            558,214
                                                          ----------         ----------

    Shareholders' equity:
      Common stock, $.005 par value - 275,000
        shares authorized; 148,687 and 148,307
        shares issued in 1995 and 1994                           743                741
      Class B stock, $.005 par value - 50,000
        shares authorized; 14,537 shares issued
        and outstanding in 1995 and 1994                          73                 73
      Additional paid-in capital                             166,182            157,275
      Retained earnings                                    1,062,576            899,072
      Net unrealized gains (losses) on marketable
        securities, less applicable income taxes               2,315            (27,203)
      Common stock held in treasury - at cost;
        9,710 and 2,821 shares in 1995 and 1994             (311,767)          (105,892)
      Unearned portion of restricted common stock            (20,823)           (18,393)
       Shareholders' equity                               ----------         ----------
                                                             899,299            905,673
                                                          ----------         ----------

       Total liabilities and shareholders' equity         $1,564,807         $1,463,887
                                                          ==========         ==========





                             See accompanying note.

                             U.S. HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands except per share data)
                                  (unaudited)


                                                        Three months ended                     Nine months ended
                                                           September 30                           September 30
                                                    --------------------------          -----------------------------
                                                      1995              1994               1995               1994
                                                    --------          --------          ----------         ----------
Revenue:
  Premiums                                          $895,398          $728,526          $2,523,553         $2,128,760
  Investment income, including
   net realized gains and losses                      18,464            17,874              64,429             45,189
  Other, principally
   administrative services fees                       13,827             8,420              40,215             23,669
                                                    --------          --------          ----------         ----------

                                                     927,689           754,820           2,628,197          2,197,618

Expenses:
  Medical costs                                      671,517           501,752           1,876,522          1,484,705
  Administrative, marketing
   and other operating costs                         106,313            82,722             296,762            235,664
                                                    --------          --------          ----------         ----------

                                                     777,830           584,474           2,173,284          1,720,369
                                                    --------          --------          ----------         ----------

Income before income taxes                           149,859           170,346             454,913            477,249

Provision for income taxes                            57,696            68,985             175,142            193,281
                                                    --------          --------          ----------         ----------

Net income                                          $ 92,163          $101,361          $  279,771         $  283,968
                                                    ========          ========          ==========         ==========

Net income per common and common equivalent
 share - primary and fully diluted                      $.60              $.63               $1.77              $1.75

Weighted average number of common and common
 equivalent shares outstanding:
    Primary basis                                    154,101           160,873             157,802            161,866
    Fully diluted basis                              154,419           161,073             157,830            162,070


                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 1995
                  (amounts in thousands except per share data)
                                  (unaudited)







                                           Common stock      Class B stock
                                     --------------------  ------------------ Additional
                                      Number        Par     Number       Par    paid-in      Retained
                                     of shares     value   of shares    value   capital      earnings
                                     ---------     -----   ---------    -----  ---------     --------
Balance at December 31, 1994  . . .   148,307       $741    14,537       $73    $157,275    $  899,072
 Exercise of stock options and
  related tax benefits  . . . . . .       255          1         -         -       4,136             -
 Purchase of treasury shares  . . .         -          -         -         -           -             -
 Net unrealized gains on
  marketable securities, less
  applicable income taxes . . . . .         -          -         -         -           -             -
 Restricted common stock awarded  .       137          1         -         -       5,257             -
 Restricted common stock canceled .       (12)         -         -         -        (486)            -
 Earned portion of restricted
  common stock  . . . . . . . . . .         -          -         -         -           -             -
 Cash dividends paid:
  $.750 per common share  . . . . .         -          -         -         -           -      (106,455)
  $.675 per Class B share . . . . .         -          -         -         -           -        (9,812)
 Net income . . . . . . . . . . . .         -          -         -         -           -       279,771
                                      -------       ----    ------       ---    --------    ----------

Balance at September 30, 1995 . . .   148,687       $743    14,537       $73    $166,182    $1,062,576
                                      =======       ====    ======       ===    ========    ==========

                                                                              Unearned portion
                                                        Common stock           of restricted
                                    Net unrealized    held in treasury         common stock
                                    gains (losses)   ------------------     -------------------
                                    on marketable     Number                  Number              Shareholders'
                                      securities     of shares    Cost      of shares    Amount      equity
                                      ----------     ---------   ------     ---------    ------     --------
Balance at December 31, 1994  . . .    $(27,203)   (2,821)    $(105,892)      (469)    $(18,393)    $905,673
 Exercise of stock options and
  related tax benefits  . . . . . .           -         -             -          -            -        4,137
 Purchase of treasury shares  . . .           -    (6,889)     (205,875)         -            -     (205,875)
 Net unrealized gains on
  marketable securities, less
  applicable income taxes . . . . .      29,518         -             -          -            -       29,518
 Restricted common stock awarded  .           -         -             -       (137)      (5,258)           -
 Restricted common stock canceled .           -         -             -         12          486            -
 Earned portion of restricted
  common stock  . . . . . . . . . .           -         -             -         69        2,342        2,342
 Cash dividends paid:
  $.750 per common share  . . . . .           -         -             -          -            -     (106,455)
  $.675 per Class B share . . . . .           -         -             -          -            -       (9,812)
 Net income . . . . . . . . . . . .           -         -             -          -            -      279,771
                                       --------    ------     ---------       ----     --------     --------

Balance at September 30, 1995 . . .    $  2,315    (9,710)    $(311,767)      (525)    $(20,823)    $899,299
                                       ========    ======     =========       ====     ========     ========

                            See accompanying note.

                             U.S. HEALTHCARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                 (unaudited)


                                                                                    Nine months ended
                                                                                      September 30
                                                                                --------------------------
                                                                                  1995              1994
                                                                                --------          --------
Operating Activities:
   Net income                                                                   $279,771        $  283,968
   Adjustments to reconcile net income to cash flow
      from operating activities:
         Depreciation and amortization                                            24,065            20,182
         Net realized (gains) losses on sales of marketable securities            (6,576)            2,476
         Other non-cash charges, net                                               4,670               934
         Changes in operating assets and liabilities:
            Receivables                                                          (44,681)           15,978
            Medical costs payable                                                 87,343           (11,177)
            Unearned premiums                                                     29,415            15,873
            Accounts payable and accrued liabilities                               1,298            22,623
            Income taxes                                                         (25,577)           (9,868)
            Other, net                                                              (521)             (639)
                                                                                --------        ----------

                Cash flow from operating activities                              349,207           340,350
                                                                                --------        ----------

Investing Activities:
   Purchase of marketable securities                                            (811,120)       (1,087,811)
   Purchase of property and equipment, net                                       (25,300)          (18,392)
   Proceeds from maturities or sales of marketable securities                    825,362           986,996
   Other                                                                         (12,411)           (5,224)
                                                                                --------        ----------

                Cash flow from investing activities                              (23,469)         (124,431)
                                                                                ---------       -----------

Financing Activities:
   Proceeds from exercise of stock options                                         2,697             3,709
   Purchase of treasury shares                                                  (205,875)          (99,896)
   Cash dividends paid                                                          (116,267)          (81,549)
                                                                                --------        ----------

                Cash flow from financing activities                             (319,445)         (177,736)
                                                                                --------        ----------

Increase in cash and cash equivalents                                              6,293            38,183

Cash and cash equivalents at beginning of period                                 123,814            96,339
                                                                                --------        ----------

Cash and cash equivalents at end of period                                      $130,107        $  134,522
                                                                                ========        ==========

Supplemental disclosure of cash flow information:
Income taxes paid, net of state income tax refunds                              $199,575        $  204,734

Supplemental disclosure of non-cash financing activities:
Income tax benefits related to exercise of stock options                        $  1,440        $    2,245


                             See accompanying note.

                             U.S. HEALTHCARE, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



1. The financial information for the three and nine month periods ended September 30, 1995 and 1994 included herein is unaudited. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 8 through 12 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


General

Substantially all of the Company's revenue is generated from premiums received for health care coverage provided to its members. These premiums represent approximately 97% of the Company's total revenue for the three month periods ended September 30, 1995 and 1994, and 96% and 97% of total revenue for the nine month periods ended September 30, 1995 and 1994, respectively. The Company's operating expenses are primarily medical costs consisting principally of medical claims and capitation costs.

The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors and risks, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare) (such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs. Specifically, pending federal legislation would reduce the premiums payable to the Company under the Medicare program as compared to previously announced levels; other pending legislation could have the result of reducing the premiums payable to the Company under state Medicaid programs. The Company is unable to predict the specific content of any legislation or regulation that may be enacted or when any such legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation or regulation on the Company's business.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                 Three months ended September 30, 1995 and 1994

Operations

Premiums and other revenue (principally administrative services fees) for the quarter increased $172,279,000, or 23% compared to the third quarter of 1994. Principal factors for the increase are a 20% growth in U.S. Healthcare-insured health plan membership (334,000 members since September 30, 1994) and higher weighted average premiums. Weighted average HMO premiums increased 2% to $149 per member per month, principally due to an increase in the proportion of total membership in Medicare plans, which plans have higher premiums per member than the Company's other HMO plans. The average premium for U.S. Healthcare-insured non-Medicare HMO plans, which at September 30, 1995 had about 1,911,000 members, was $137 per member per month for the current quarter, compared to $139 for the third quarter of 1994. Compared to the third quarter of 1994, the average premium for the Medicare plans, which at September 30, 1995 had about 90,000 members, decreased 5% to $434 per member per month. On September 30, 1995, the Company also had about 9,000 members in U.S. Healthcare-insured indemnity plans.

The following tables show premiums earned during the quarter and the increase in premiums compared to the third quarter of 1994 by plan type and region (amounts in thousands):

      Premiums by plan type:

                                         Three months ended
                                         September 30, 1995           Increase
                                        --------------------          --------
      Commercial plans                      $760,422                  $ 94,274
      Medicare plans                         105,957                    59,908
      Medicaid and other plans                29,019                    12,690
                                            --------                  --------
                                            $895,398                  $166,872
                                            ========                  ========

      Premiums by region:

                                         Three months ended
                                         September 30, 1995           Increase
                                      ----------------------          --------
      Mid-Atlantic                          $470,925                  $ 47,212
      Northeastern                           395,106                   104,665
      Southern                                29,367                    14,995
                                            --------                  --------
                                            $895,398                  $166,872
                                            ========                  ========

Investment income increased $590,000, or 3% over the third quarter of 1994, principally due to earnings from higher average investment portfolio balances.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                 Three months ended September 30, 1995 and 1994


Other revenue (principally administrative services fees) increased $5,407,000, or 64% over the third quarter of 1994, principally due to a 39% increase in membership in employer-funded health plans. On September 30, 1995, the Company had about 361,000 members in employer-funded health plans.

Medical costs increased $169,765,000, or 34% over the third quarter of 1994, primarily due to a 20% growth in U.S. Healthcare-insured health plan membership, plus higher costs per member. Compared to the third quarter of 1994, the weighted average medical cost per HMO member increased 11% to $111 per member per month. Factors for the per member increase include changes in product mix, contractual changes in provider rates, higher specialist usage, higher capitation rates and the enhancement of the Medicare program to include a pharmacy benefit for most Medicare members.

Administrative, marketing and other operating costs increased $23,591,000, or 29% over the third quarter of 1994. Personnel costs contributed the largest increase as a result of higher salaries, an increase in the number of employees necessitated, in part, by higher business volume and changes in product mix and increased marketing capability.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                 Nine months ended September 30, 1995 and 1994

Operations

Premiums and other revenue (principally administrative services fees) increased $411,339,000, or 19% compared to the first nine months of 1994. Principal factors for the increase are a 20% increase in U.S. Healthcare-insured health plan membership and higher weighted average premiums. Weighted average HMO premiums increased 2% to $148 per member per month, principally due to an increase in the proportion of total membership in Medicare plans, which plans have higher premiums per member than the Company's other HMO plans. The average premium for U.S. Healthcare-insured non-Medicare HMO plans, which at September 30, 1995 had about 1,911,000 members was $137 per member per month for the first nine months of 1995, compared to $138 for the first nine months of 1994. The average premium for the Medicare plans, which at September 30, 1995 had about 90,000 members, decreased 4% to $441 per member per month. On September 30, 1995, the Company also had about 9,000 members in U.S. Healthcare-insured indemnity plans.

The following tables show premiums earned during the first nine months and the increase in premiums compared to the first nine months of 1994 by plan type and region (amounts in thousands):

      Premiums by plan type:

                                       Nine months ended
                                       September 30, 1995            Increase
                                     ----------------------          --------
      Commercial plans                     $2,190,572                $230,772
      Medicare plans                          255,262                 127,029
      Medicaid and other plans                 77,719                  36,992
                                           ----------                --------
                                           $2,523,553                $394,793
                                           ==========                ========

      Premiums by region:

                                        Nine months ended
                                        September 30, 1995            Increase
                                      ----------------------          --------
      Mid-Atlantic                         $1,386,033                $148,501
      Northeastern                          1,067,747                 217,037
      Southern                                 69,773                  29,255
                                           ----------                --------
                                           $2,523,553                $394,793
                                           ==========                ========

Investment income increased $19,240,000, or 43% over the first nine months of 1994, due to gains on sales of marketable securities, an increase in the average yield on investments and earnings from higher average investment portfolio balances.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                 Nine months ended September 30, 1995 and 1994


Other revenue (principally administrative services fees) increased $16,546,000, or 70% over the first nine months of 1994, principally due to a 39% increase in membership in employer-funded health plans. On September 30, 1995, the Company had about 361,000 members in employer-funded health plans.

Medical costs increased $391,817,000, or 26% over the first nine months of 1994, primarily due to a 20% increase in U.S. Healthcare-insured health plan membership, plus higher costs per member. Compared to the first nine months of 1994, the weighted average medical cost per HMO member increased 9% to $110 per member per month. Factors for the per member increase include changes in product mix, contractual changes in provider rates, higher specialist usage, higher capitation rates and the enhancement of the Medicare program to include a pharmacy benefit for most Medicare members.

Administrative, marketing and other operating costs increased $61,098,000, or 26% over the first nine months of 1994. Personnel costs contributed the largest increase as a result of higher salaries, an increase in the number of employees necessitated, in part, by higher business volume and changes in product mix and increased marketing capability.



Liquidity and capital resources

The Company's liquidity requirements have been met from cash flows generated by operating activities. In the first nine months of 1995, net cash flows from such activities were $349,207,000. The Company believes that its existing financial resources are sufficient to meet its liquidity needs.

The Company is subject to federal and state regulations which require the Company's subsidiaries to maintain certain levels of tangible net assets, as defined, for use in their own operations. Some states also require prior approval before funds are transferred to affiliates.

                          Part II - Other Information



Item 1. Legal Proceedings

   On October 12, 1993, the Company filed a petition with the New York State Supreme Court seeking to stay and annul the Opinion and Decision of Superintendent of Insurance of the State of New York dated September 30, 1993, which would have reduced the premium rates for the Company's New York HMO for the twelve month period beginning October 1, 1993 by a weighted average of 3.9% from the rates in effect for the preceding twelve month period. On November 1, 1993, the Court held a hearing and ordered that a stay should be granted. Accordingly, for New York HMO group contracts renewed or entered into during the first quarter of 1994, the Company generally charged the premium rates in effect during the third quarter of 1993. The Court entered a written Order and Decision on July 8, 1994, implementing the November 1, 1993 oral decision on the basis that the Superintendent violated the New York Insurance Law (by reducing the Company's premium rates without giving the Company an opportunity to oppose the reduction) and remanding the matter to the Superintendent for a proper hearing. On August 4, 1994, the Superintendent filed a Notice of Appeal with the Appellate Division; the appeal was dismissed on October 11, 1994. On October 13, 1994, the Superintendent moved for permission to appeal to the Appellate Division; this motion was denied on January 17, 1995. The Superintendent did not appeal from the decisions of the Appellate Division.
The portion of the litigation related to rates for contracts entered into or renewed on or after April 1, 1994 through September 30, 1994 was implicitly mooted by the Superintendent's Opinion and Decision dated April 29, 1994 approving revised rates for such period, leaving only that portion of the litigation related to rates for contracts entered into or renewed during the first quarter of 1994 subject to a possible hearing. On August 15, 1995, the Superintendent informed the Company that the Superintendent did not believe such a hearing would serve a useful purpose and that the Superintendent would agree to a stipulation dismissing the action. Such a stipulation is expected to be executed and filed in the near future.

   In July 1995, certain lawyers alleging to represent a sole corporate shareholder filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages. The complaint alleges that the Company and two of its executive officers, through certain misrepresentations and omissions about the Company, violated federal securities laws and related common law. The Company has denied the allegations and continues to defend this action vigorously.

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



                                            U.S. HEALTHCARE, INC.
                                    ------------------------------------



Date:   November 9, 1995            By:   /s/ James H. Dickerson, Jr.
     ----------------------            ---------------------------------

                                            James H. Dickerson, Jr.
                                            Chief Financial Officer

                              Index to Exhibits



                                                                    Page
Exhibit No.                                                          No.
-----------                                                         ----
     11.   Computation of Net Income Per Common and
           Common Equivalent Share - Three and nine months
           ended September 30, 1995 and 1994                         17

     27.   Financial Data Schedule