Form 10-K
period 1995-12-31
U S HEALTHCARE INC
filed 1996-03-29
CIK 711405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _______ TO ______________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. /X/ No. / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 1996 was $6,686,577,885 calculated by excluding all shares held by executive officers, directors and 5% shareholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of February 29, 1996 there were 139,511,168 shares of Common Stock outstanding and 14,429,867 shares of Class B Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Parts II and IV -- The  Registrant's Annual Report to  Shareholders for the year
                   ended   December   31,   1995   ("1995   Annual   Report   to
                   Shareholders").

Part III       -- The  Registrant's  definitive  Proxy  Statement  for  its 1996
                  Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year ("1996 Proxy Statement").

                                     PART I

ITEM 1:    BUSINESS
THE HEALTH CARE INDUSTRY

    Annual health care expenditures in the United States have grown from $27 billion in 1960, which represented approximately 5% of the gross domestic product, to $938 billion in 1994, which represented approximately 14% of the gross domestic product. As a consequence, employers, insurers and governmental authorities have been increasingly focusing on alternative health care delivery systems such as health maintenance organizations ("HMOs") that provide better controls on rising costs without sacrificing quality. HMO enrollment in the United States has increased from approximately three million members in 1970 to approximately 51 million at January 1, 1995, served by 562 HMOs.

    The goals of HMOs are to provide their members with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care delivery systems. Such cost containment strategies include providing access to primary physician care and other services on a fixed, prepaid basis, monitoring hospital admissions and length of stay, using a system of specialist referrals, using non-hospital based medical services, and emphasizing preventive care. To accomplish these objectives, several basic HMO models have evolved: staff, group, network, individual practice, and individual practice association. The key distinguishing feature of each model is the relationship between the HMO and the participating physicians. Under the staff model, the HMO employs the physicians and uses capital to provide the facilities in which the physicians see patients. The physicians receive a salary and often a bonus based on the performance of the HMO. Under the group model, the HMO contracts with one large multi-specialty medical group practice which typically receives a monthly fixed fee for each HMO member (capitation), regardless of the medical services provided to each member. The network model is predicated on an HMO contracting with more than one physician group to provide services on a capitated fee basis. Under an individual practice model, the HMO contracts with independent physicians who are broadly dispersed throughout a community and who care for patients in their own offices. The individual practice association (IPA) model is similar to the individual practice model except an IPA model HMO contracts with an organization (the IPA) that in turn contracts with the physicians. The HMOs operated by U.S. Healthcare, Inc. (the "Company") most closely adhere to the individual practice model. Unless the context otherwise requires, references to the Company include its subsidiaries.

THE COMPANY'S MANAGED HEALTH CARE DELIVERY SYSTEM

    The Company provides comprehensive managed health care services through HMOs it owns and operates in Pennsylvania, New Jersey, New York, Delaware, Connecticut, Massachusetts, New Hampshire, Maryland, Georgia, Virginia, Rhode Island, North Carolina, South Carolina and the District of Columbia.

    The services of the Company's HMOs are marketed primarily to employer groups and are provided through networks of independent health care providers, including selected primary care physicians who coordinate each person's individual medical care. In addition to comprehensive primary physician care, specialist care and hospital services, the Company makes available home health care and other outpatient services as well as optional prescription drug, vision care and dental plans. The Company contracts with independent primary care physicians who are reimbursed under prospective payment arrangements in order to remove traditional barriers to care. The Company encourages preventive care and the use of alternative medical delivery services, and provides access to comprehensive traditional health care services.

    The Company contracts with providers to participate in its HMO service network as it expands into new geographic areas or as it considers necessary to serve its HMO membership. At December 31, 1995, the HMO service network included approximately 13,400 primary care physicians, 40,600 specialists, 441 hospitals and 7,000 pharmacies.

THE COMPANY'S HEALTH PLANS

    The Company's health plans consist of HMO plans and indemnity-type plans offered both on a fully-insured and an employer-funded basis. Under fully-insured health plans, the Company charges a premium and bears the risk for medical costs incurred. Under employer-funded health plans, the Company charges a fee for providing administrative services and the employer bears substantially all risk for medical costs incurred. The Company's health plans served about 2,442,000 members as of December 31, 1995, an increase of 475,000 or 24.1% from approximately 1,967,000 at December 31, 1994. The following tables show health plan membership at December 31, 1995 and the increase in membership compared to December 31, 1994 by plan type and by state:

BY PLAN TYPE:                                                                               12/31/95    INCREASE
-----------------------------------------------------------------------------------------  -----------  ---------
U.S. Healthcare-insured health plans:
  HMO plans
    Commercial...........................................................................    1,864,000    269,000
    Medicare.............................................................................      108,000     70,000
    Medicaid and other...................................................................       89,000     32,000
                                                                                           -----------  ---------
                                                                                             2,061,000    371,000
  Indemnity plans -- Commercial..........................................................       10,000      4,000
                                                                                           -----------  ---------
        Total U.S. Healthcare-insured health plans.......................................    2,071,000    375,000
Employer-funded health plans.............................................................      371,000    100,000
                                                                                           -----------  ---------
    Total health plans...................................................................    2,442,000    475,000
                                                                                           -----------  ---------
                                                                                           -----------  ---------

                                                                    EMPLOYER-FUNDED
                                                INSURED               HEALTH PLANS          TOTAL HEALTH PLANS
                                              HEALTH PLANS       ----------------------  ------------------------
                                         ----------------------              INCREASE                  INCREASE
BY STATE:                                 12/31/95    INCREASE   12/31/95   (DECREASE)    12/31/95    (DECREASE)
---------------------------------------  -----------  ---------  ---------  -----------  -----------  -----------
Pennsylvania...........................      782,000    110,000    123,000      40,000       905,000     150,000
New Jersey.............................      561,000    108,000    101,000      26,000       662,000     134,000
New York...............................      531,000     81,000     23,000       5,000       554,000      86,000
Massachusetts..........................       60,000     14,000     19,000       3,000        79,000      17,000
Connecticut............................       47,000     15,000      8,000       1,000        55,000      16,000
Maryland and the District of
 Columbia..............................       29,000     13,000      7,000       1,000        36,000      14,000
Delaware...............................       26,000      6,000      4,000       3,000        30,000       9,000
Georgia................................       21,000     21,000     11,000       6,000        32,000      27,000
New Hampshire..........................       10,000      3,000      4,000          --        14,000       3,000
Virginia...............................        3,000      3,000      4,000       1,000         7,000       4,000
Rhode Island...........................        1,000      1,000      1,000          --         2,000       1,000
North Carolina and South Carolina......           --         --      5,000      (1,000)        5,000      (1,000)
Other states...........................           --         --     61,000      15,000        61,000      15,000
                                         -----------  ---------  ---------  -----------  -----------  -----------
Total..................................    2,071,000    375,000    371,000     100,000     2,442,000     475,000
                                         -----------  ---------  ---------  -----------  -----------  -----------
                                         -----------  ---------  ---------  -----------  -----------  -----------

    Under fully-insured HMO plans, members receive comprehensive medical coverage in exchange for a fixed monthly premium. The Company offers HMO plans with minimum out-of-pocket member expense (copayments) and plans with lower premium rates and higher member copayments. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician from among the physicians who have contracted with the Company. The primary care physicians are family practitioners, general practitioners, internists or pediatricians who provide necessary preventive and primary medical care and are generally responsible for making referrals to specialists. Except in emergency situations, hospital care generally requires a referral from the member's primary care physician and takes place in hospitals that have contracts to serve the HMOs' members for an agreed compensation.

    Commercial members join the Company's HMOs generally through employer groups. See "Marketing" below. In many instances, employers offer employees a choice of managed care or indemnity coverage. Employees may select their desired health coverage during a designated period (usually one month annually). New employees make their selections at the time of employment. Employers generally pay all or part of the monthly premiums and make payroll deductions for any portion of the premium not provided as an employee benefit.

    In 1994, the Company introduced its Quality Point-of-Service-TM- Program (QPOS-TM-), a joint offering of the Company's HMO and insurance subsidiaries. Members can utilize comprehensive HMO benefits through participating providers or go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance. Membership in QPOS was about 325,000 at December 31, 1995, an increase of 292,000 from December 31, 1994. These members are classified as U.S. Healthcare-insured commercial HMO members in the preceding table.

    In New York and New Jersey, the Company makes fully-insured commercial HMO coverage available on a direct-pay basis to individual subscribers. At December 31, 1995, about 11,000 members were enrolled in these plans.

    The Company has annual contracts with the federal government in most of the states in which the Company operates HMOs to provide fully-insured HMO coverage to Medicare beneficiaries who choose to receive their health care through an HMO. Under these contracts, the federal government agrees to pay the Company at a rate equal to 95% of the estimated average cost for services per Medicare beneficiary that would have been incurred for treatment of such beneficiaries in the same geographic areas. Amounts payable under these contracts are subject to periodic unilateral revision by the federal government. In addition to payments from the federal government, some of the Company's Medicare HMO plans require a small premium to be paid by the member. At December 31, 1995, the Company served about 108,000 Medicare beneficiaries.

    The  Company  has contracts  with certain  state and  local agencies  in New
Jersey, New York and Pennsylvania to provide fully-insured medical and health benefits to persons eligible for Medicaid benefits in certain counties in those states. The Company's contracts are for periods of one to three years. At December 31, 1995, about 81,000 Medicaid beneficiaries were enrolled in the Company's HMO plans. The Company's contract to provide health care coverage to Medicaid beneficiaries in Massachusetts terminated effective December 31, 1995. As of that date, the Company served about 200 Medicaid members in Massachusetts.

    The Company offers the Children's Health Insurance Program (CHIP) under contract with the Commonwealth of Pennsylvania. CHIP is a fully-insured comprehensive health care plan for children of low-income families who are not covered by Medicaid or other health insurance. The Company also offers CHIP Plus, a program whereby the Company pays all or a part of the premiums for certain children ineligible for fully state-funded coverage. At December 31, 1995, about 8,000 members were enrolled in these programs.

    The Company offers indemnity health insurance products to employers based in the states in which it operates HMOs. At December 31, 1995, the Company had about 10,000 enrollees in its fully-insured indemnity plans.

COST CONTAINMENT

    The Company has developed contractual arrangements with providers to help control the high cost of medical services. These contractual arrangements cover the majority of medical services. In the Company's managed health care delivery system, the primary care physician plays an important role in practicing preventive medicine and acts on behalf of the HMO member to provide access to specialist physicians, hospitals, and other health care providers. These primary care physicians contract with the Company to participate in a system that has attracted an increasing number of people interested in cost-effective, quality medical care; to more effectively influence health care planning; to enjoy stable and timely remuneration; and to reduce bad debt experience, billing and other paperwork. Participating physicians are primarily independent practitioners who generally also have patients who are not members of the Company's HMOs.

    The Company generally compensates HMO primary care physicians pursuant to its Quality Care Compensation System ("QCCS"). The system employs a monthly capitation payment feature as well as quality assessment, comprehensiveness of care, utilization and office status components. These components are used to adjust the capitation payments to individual physician offices and to determine the amount of additional periodic payments.

    The Company has capitated payment arrangements for mental health, substance abuse, diagnostic laboratory, radiology and diagnostic imaging services, podiatric treatment, physical therapy and prescription drug dispensing. The Company has contracts with specialist physicians at specified rates per visit or procedure.

    The Company has contracts that provide for all-inclusive per diem and per case hospitalization rates, and fixed rates for ambulatory surgery and emergency room services. The Company compensates certain contracted hospitals using the Company's CapTainer-Registered Trademark- compensation methodology that takes into account the attainment of agreed upon quality and cost containment goals to help determine the final compensation paid to the hospitals. Under the CapTainer methodology, hospitals are paid certain fees based on use of their facilities but can earn financial incentives based on patient satisfaction and other performance measurements.

    The Company also has contractual arrangements with certain integrated health delivery systems under which the systems are compensated on a substantially fixed prospective basis for medical services, including primary, specialist and hospital care. At December 31, 1995, about 86,000 members were enrolled with primary care physicians who participate in such integrated delivery systems.

    In addition to its contractual arrangements, the Company uses other means to deliver access to quality care in a cost-effective manner. Company employees monitor hospital cases and assist participating physicians who wish to arrange for medically appropriate but less costly alternatives. In addition, the Company's HMOs generally require precertification of elective admissions and monitor the length of hospital stays. Participating physicians generally admit their HMO patients to hospitals using referral procedures that direct the hospital to the Company's patient management unit, which confirms the patient's membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or "catastrophic" cases is provided by a special case unit.

    The Company generally provides participating primary care physicians with a monthly report of services and costs rendered to HMO members. This report contains cost and utilization data, including hospital and specialist costs, which enables the physician to monitor hospital and specialist costs. The Company's information systems also enable it to monitor enrollment, member eligibility, and the historical use and cost of various services.

OTHER PRODUCTS AND SERVICES

    The Company offers network-based workers compensation case management and network-based managed disability services. At December 31, 1995, the Company had contracts to provide such services for approximately 250,000 employees, compared to 224,000 employees at December 31, 1994.

    The Company provides assistance to multi-state employers by coordinating their relationships with other HMOs. Services include evaluation of the HMOs in areas such as quality of care, efficiency and financial stability, as well as enrollment and billing management.

    The Company offers quality and outcome measurement and improvement programs and healthcare data analysis systems for providers and purchasers of health care.

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

    Committees, each composed of a peer group of participating private physicians, review primary care physician applicants and participants being recertified. These committees recommend certification, recertification or, if appropriate, sanctions, which may include termination from participation in the Company's HMOs. Regular reports of their determinations are made to each HMO's Board of Directors.

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

MARKETING

    The Company employs a direct sales force of approximately 885 sales representatives and marketing management personnel. Marketing efforts are supported by an advertising program that includes television, radio, billboards and print media, as well as extensive market research and a computerized database.

    The Company's 25 largest customers, including the Federal Employees Health Benefits Plan, in the aggregate comprised 22% of the fully-insured HMO membership at December 31, 1995. For the year ended December 31, 1995, premiums billed to the federal government for the Federal Employees Health Benefits Plan were approximately 8% of total premium revenue. The Company's agreements with employer groups are generally for a term of 12 months and are subject to annual renewal.

TRADEMARKS

    The registered trademark U.S. Healthcare-Registered Trademark- is owned by the Company. The Company considers U.S. Healthcare-Registered Trademark- and its other trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual trademark or trade name.

COMPETITION

    Competition in the health care industry has intensified in recent years, primarily due to more aggressive marketing, a proliferation of competing products from new and existing competitors and increased quality and price sensitivity. Employer groups have increasingly demanded additional benefit options, including HMOs, point-of-service products and preferred provider organizations (PPOs). In addition, some larger employers have adopted self-funded health benefit plans, with plan administration provided by a third party. The Company competes with Blue Cross and Blue Shield plans, commercial insurers and other HMOs. Some of these organizations have greater enrollment or financial resources than the Company. Management believes that the most significant factors which distinguish competing health plans are comprehensiveness of coverage, quality of care and service, cost (including both premium and member out-of-pocket costs), product design, financial stability and provider networks. The Company strives to be competitive in each of these areas. The ability of the Company to increase the number of persons covered by its health plans or to increase premiums is affected by competition in any particular area and the desire and ability of employers to self-fund their health benefit plans. Competition may also affect the availability to the Company of the services of health care providers, including primary care physicians and hospitals.

EMPLOYEES

    At December 31, 1995, the Company had 4,980 full and part-time employees. The Company believes that its relationship with its employees is good.

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

    There have been diverse legislative and regulatory initiatives at both the federal and state levels to address, among other aspects of the health care system, increases in health care costs and the lack of health coverage for a significant segment of the population. Several bills have been introduced in Congress in recent years to reform the nation's health care system. These bills include elements such as prohibitions on preexisting condition exclusions; guaranteed issue and renewability of health insurance; revisions to current Medicare HMO laws which would have the effect of reducing Medicare HMO premiums payable by the federal government; subsidies for individuals who are uninsured or underinsured; mandates on employers to provide health coverage for their employees; medical savings accounts; minimum or standardized health benefit packages; limitations on premium rate increases and other price controls; mandatory community rating of premiums; medical liability reforms; amendment of the antitrust laws to benefit providers; authorization of provider networks to obtain federal licensure as Medicare health plans; mandatory or optional single-payer systems for all or part of the population; and changes in federal tax, Medicare and Medicaid laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). To varying degrees, many of the bills contemplate the involvement of state governments in the regulation and implementation of federal health care reform legislation.

    Recent legislation and regulation in certain of the states where the Company's HMOs operate has included mandatory minimum hospital stays after childbirth; incentives to enroll individuals (including Medicare and Medicaid beneficiaries) and small groups (including financial penalties if defined enrollment targets are not achieved); "any willing provider" statutes that would require the Company's HMOs to accept all providers who agree to meet the Company's terms, restrictions on medical underwriting; mandated offering of small group and individual coverage, including specified plan designs; guaranteed policy renewability; mandated continuous open enrollment for individuals and small groups; financial assessments for the individual and small group markets intended to subsidize eligible carriers (some or all of which assessments may or may not be reflected in increased premium rates); mandatory or voluntary regional health alliances or purchasing cooperatives; and minimum medical loss ratios in certain lines of business. Similar legislation or regulation is likely to be introduced and possibly enacted in other states in which the Company does business. Other proposed state laws and regulations include restrictions on the ability of managed care entities to negotiate payment rates with providers, restrictions on the Company's discretion to make benefit determinations, disclosure obligations relative to marketing and advertising, more stringent license renewal requirements, and mandated benefits. Several states, including New Jersey, are contemplating major revisions to HMO regulation which include many of the foregoing areas.

    The Company is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its businesses may be enacted or proposed, when and which of the proposed laws will be adopted and what effect the new laws and regulations will have on its businesses.

    Federally qualified HMOs, such as those operated by the Company, are required to establish premium rates prospectively and without regard to actual utilization of services by individual members, using one of three community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under one of these methods, "traditional community rating," an HMO establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under "community rating by class," an HMO establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under "group specific community rating," an HMO establishes premium rates based on the HMO's revenue requirements for providing services to the group. New York, one of the principal states in which the Company operates, generally permits HMOs to set premiums only in accordance with the traditional community rating method. Several of the other states in which the Company operates HMOs permit use of all three community rating methods. State laws in certain of the states in which the Company operates HMOs require the filing with and approval by the state of HMO premium rates. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward (possibly to levels lower than rates previously approved) by state regulators.

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

    The Company is subject to federal and state regulations which require the Company's subsidiaries to maintain certain levels of tangible net assets, as defined, for use in their own operations. Certain states also require prior approval before dividends are paid or funds are otherwise transferred to affiliates.

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

CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby identifies the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements.

(a) Heightened competition, including specifically the intensification of price competition; the entry of new competitors; and the introduction of new products by new and existing competitors.

(b) Adverse state and federal legislation and regulation, including limitations on premium levels; increases in minimum capital and reserve and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

(c) Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.

(d) Termination of provider contracts or renegotiation at less cost-effective rates or terms of payment.

(e) Price increases in pharmaceuticals, durable medical equipment and other covered items.

(f) Adverse actions of governmental payors, including unilateral reduction of Medicare and Medicaid premiums payable to the Company and discontinuance or limitations on governmentally-funded programs.

(g) Inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees apace with increases in medical costs due to competition, government regulation, or other factors.

(h) Failure to obtain new customers, retain existing customers or reductions in force by existing customers.

(i) Governmental financial assessments or taxes to subsidize uncompensated care, other insurance carriers, or academic medical institutions.

(j)  Adverse publicity and news coverage.

(k) Inability to carry out marketing and sales plans.

(l) Loss or retirement of key executives.

(m) Denial of accreditation by independent quality accrediting agencies such as the National Committee for Quality Assurance (NCQA).

(n) The selection by employers and individuals of higher copayment/deductible/coinsurance plans with relatively lower premiums or margins.

(o) The migration of employers from insured to self-funded coverage resulting in reduced margins to the Company.

(p) The impact upon the Company's medical loss ratio of greater net enrollment in higher medical loss ratio lines of business such as Medicare and Medicaid.

(q) Adverse results in significant litigation matters.

(r) Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.

(s) Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.

(t) Changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments.

(u) Increases by regulatory authorities of minimum capital, reserve and other financial viability requirements.

    The foregoing cautionary statements pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act, and should be read in conjunction with other sections of this filing, including Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2:    PROPERTIES

    The Company owns three office buildings having an aggregate 457,000 square feet in Blue Bell, Pennsylvania. These buildings house the Company's headquarters and much of its administrative and customer service operations. The Company also owns and occupies a 110,000 square foot office building in Fairfield, New Jersey, which houses certain regional activities, and a 65,000 square foot warehouse near its headquarters. The Company leases an aggregate 490,000 square feet of office space in sixteen other facilities housing other regional and branch offices, additional warehouse space and additional member relations and provider payments personnel.

ITEM 3:    LEGAL PROCEEDINGS

    On October 12, 1993, the Company filed a petition with the New York State Supreme Court seeking to stay and annul the Opinion and Decision of Superintendent of Insurance of the State of New York dated September 30, 1993, which would have reduced the premium rates for the Company's New York HMO for the twelve month period beginning October 1, 1993 by a weighted average of 3.9% from the rates in effect for the preceding twelve month period. On November 1, 1993, the Court held a hearing and ordered that a stay should be granted. Accordingly, for New York HMO group contracts renewed or entered into during the first quarter of 1994, the Company generally charged the premium rates in effect during the third quarter of 1993. The Court entered a written Order and Decision on July 8, 1994, implementing the November 1, 1993 oral decision on the basis that the Superintendent violated the New York Insurance Law (by reducing the Company's premium rates without giving the Company an opportunity to oppose the reduction) and remanding the matter to the Superintendent for a proper hearing. On August 4, 1994, the Superintendent filed a Notice of Appeal with the Appellate Division; the appeal was dismissed on October 11, 1994. On October 13, 1994, the Superintendent moved for permission to appeal to the Appellate Division; this motion was denied on January 17, 1995. The Superintendent did not appeal from the decisions of the Appellate Division. The portion of the litigation related to rates for contracts entered into or renewed on or after April 1, 1994 through September 30, 1994 was implicitly mooted by the Superintendent's Opinion and Decision dated April 29, 1994 approving revised rates for such period, leaving only that portion of the litigation related to rates for contracts entered into or renewed during the first quarter of 1994 subject to a possible hearing. On August 15, 1995, the Superintendent notified the Company that he had decided not to hold a hearing concerning the Company's premium rates for the first quarter of 1994, thereby leaving in place the third quarter of 1993 premium rates generally charged for that quarter. Subsequently, a stipulation executed by the Superintendent and the Company dismissing the action was filed.

    Two class action complaints have been filed in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages. The complaints allege that the Company and two of its executive officers, through certain misrepresentations and omissions about the Company, violated federal securities laws and related state law. The court has granted the plaintiffs' motion for class certification as to the federal claims but has denied it as to the state claims. The litigation is still in the preliminary stages, and merits discovery has just begun. The Company has denied the allegations and continues to defend the actions vigorously.

    The Company is also involved in legal actions concerning benefit plan coverage and other decisions by the Company, and alleged medical malpractice by participating providers. If found liable in such actions, which are vigorously defended on several grounds, the Company may bear financial responsibility. The Company is also involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of management, these claims and legal actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of U.S. Healthcare, Inc. are as follows:

          NAME AND AGE               PRESENT POSITION (PRINCIPAL FUNCTION) WITH THE COMPANY
---------------------------------  ----------------------------------------------------------
Leonard Abramson (63)              Chairman and principal executive officer
Michael J. Cardillo (53)           Co-President and principal marketing officer
Joseph T. Sebastianelli (49)       Co-President and principal medical administrative officer
James H. Dickerson, Jr. (49)       Principal financial officer
Timothy E. Nolan (40)              Senior operations officer
David F. Simon (42)                Principal legal officer

    The Company's executive officers are elected by the board and serve until their successors are duly elected and qualified.

    Mr. Abramson has been the principal executive officer of the Company since 1982. From 1982 until he also was elected as Chairman in 1995, Mr. Abramson also held the position of President.

    Mr. Cardillo has been Co-President of the Company since 1995 and principal marketing officer since 1989.

    Mr. Sebastianelli has been Co-President of the Company since 1995 and principal medical administrative officer since 1994. From 1984 to 1994, Mr. Sebastianelli was the sole proprietor of Sebastianelli Law Associates, Paoli, Pennsylvania.

    Mr. Dickerson has been an executive officer of the Company since 1994 and principal financial officer of the Company since 1995. From 1983 to 1994, Mr. Dickerson held a number of positions at Bell Atlantic Corp., including Vice President-Special Assignment, Vice President-Finance and Controller, and Vice President-Treasurer.

    Mr. Nolan has been an executive officer of the Company since 1994 and senior operations officer since 1995, and held various marketing positions with the Company from 1985 to 1994.

    Mr. Simon has been an executive officer of the Company since 1994 and principal legal officer since 1990. From 1985 to 1990, Mr. Simon was a partner at the law firm of Wolf Block Schorr and Solis-Cohen, Philadelphia, Pennsylvania.

                                    PART II

    Information for Items 5 through 8 of this Report is included in the Company's 1995 Annual Report to Shareholders as indicated below, and is incorporated herein by reference.

                                                                                                    1995 ANNUAL
                                              ITEM                                                 REPORT PAGE(S)
-------------------------------------------------------------------------------------------------  --------------
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Price Range of Common Stock...........................................................        29
           Dividends.............................................................................        29

ITEM 6.    SELECTED FINANCIAL DATA

           Selected Financial Data...............................................................        30
           Supplementary Financial Information...................................................        31

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................................     32 - 35

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Consolidated Financial Statements.....................................................     17 - 28

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                    PART III

    The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

                                    PART IV

ITEM 14:    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1.  Financial Statements
           The following consolidated statements are included in the Company's 1995 Annual Report to Shareholders as indicated on the following table and are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

                                                                                          1995 ANNUAL
                                                                                         REPORT PAGE(S)
                                                                                       ------------------
Report of Ernst & Young LLP, independent auditors....................................          17
Consolidated balance sheets at December 31, 1995 and 1994............................          18
Consolidated statements of income for each of the three years in the period ended
December 31, 1995....................................................................          19
Consolidated statements of shareholders' equity for each of the three years in the
period ended December 31, 1995.......................................................       20 - 21
Consolidated statements of cash flows for each of the three years in the period ended
December 31, 1995....................................................................          22
Notes to consolidated financial statements...........................................       23 - 28

   2. Financial statement schedules

                                                                                       PAGES IN FORM 10-K
                                                                                       ------------------

Schedule I -- Condensed Financial Information of Registrant..........................       14 - 16

      All other  schedules are  omitted  because they  are not  applicable,  not
      required,   or  because  the  required  information  is  included  in  the consolidated financial statements or notes thereto.

   3. Exhibits required to be filed by Item 601 of Regulation S-K.

      Exhibits required to be filed by Item 601 of Regulation S-K, whether filed herewith or incorporated herein by reference, are listed on the Index to Exhibits of this filing.

      Executive Compensation Plans and Arrangements.
      Management contracts and compensatory plans, contracts and arrangements in which directors or executive officers participate, whether filed herewith or incorporated herein by reference, are listed on the Index to Exhibits of this filing as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.10,
      10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.22, 10.26 and 10.27.

   (b) 1.  Reports on Form 8-K

       None were filed during the fourth quarter of 1995.

                             U.S. HEALTHCARE, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT COMPANY FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                             (amounts in thousands)

                                                                                               DECEMBER 31
                                                                                       ---------------------------
                                                                                           1995           1994
                                                                                       -------------  ------------
ASSETS
  Current assets:
    Cash and cash equivalents........................................................  $     135,142  $      7,503
    Marketable securities............................................................          7,602       123,242
    Receivable from subsidiaries, net................................................             --        10,995
    Other receivables................................................................            498         2,132
    Current and deferred income taxes................................................         11,974         9,746
    Other............................................................................         12,010         5,687
                                                                                       -------------  ------------
        Total current assets.........................................................        167,226       159,305
  Property and equipment, less accumulated depreciation..............................         76,262        62,710
  Investments in and advances to subsidiaries, net of borrowings.....................        748,618       717,158
  Other long-term assets.............................................................         33,985        22,733
                                                                                       -------------  ------------
        Total assets.................................................................  $   1,026,091  $    961,906
                                                                                       -------------  ------------
                                                                                       -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued liabilities.........................................  $      36,343  $     38,132
    Payable to subsidiaries, net.....................................................          8,081            --
    Income taxes payable.............................................................          3,714         7,709
                                                                                       -------------  ------------
        Total current liabilities....................................................         48,138        45,841
  Long-term liabilities..............................................................         13,822        10,392
                                                                                       -------------  ------------
        Total liabilities............................................................         61,960        56,233
                                                                                       -------------  ------------
  Shareholders' equity:
    Common stock, Class B stock and additional paid-in capital.......................        170,175       158,089
    Retained earnings................................................................      1,121,616       899,072
    Net unrealized gains (losses) on marketable securities, less applicable income taxes:
      Related to marketable securities of U.S. Healthcare, Inc.......................            (26)       (4,093)
      Related to marketable securities of subsidiaries...............................          4,784       (23,110)
    Common stock held in treasury -- at cost.........................................       (311,767)     (105,892)
    Unearned portion of restricted common stock......................................        (20,651)      (18,393)
                                                                                       -------------  ------------
        Shareholders' equity.........................................................        964,131       905,673
                                                                                       -------------  ------------
        Total liabilities and shareholders' equity...................................  $   1,026,091  $    961,906
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                             U.S. HEALTHCARE, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT COMPANY FINANCIAL INFORMATION
                         CONDENSED STATEMENTS OF INCOME
                             (amounts in thousands)

                                                                                    YEARS ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
REVENUE:
  Investment income, including net realized gains and losses...............  $    13,501  $     4,088  $    12,957
  Intercompany, principally administrative services fees...................      211,104      170,652      144,255
  Other income.............................................................        2,860        1,095          459
  Equity in net income of subsidiaries.....................................      359,537      370,914      269,646
                                                                             -----------  -----------  -----------
                                                                                 587,002      546,749      427,317

EXPENSES:
  Administrative, marketing and other operating costs, net of
   reimbursements from subsidiaries for shared costs.......................      149,056      113,287       87,272
  Intercompany interest expense, net.......................................       45,204       25,443       16,763
                                                                             -----------  -----------  -----------
                                                                                 194,260      138,730      104,035
                                                                             -----------  -----------  -----------
Income before income taxes.................................................      392,742      408,019      323,282
Provision for income taxes.................................................       12,077       16,900       23,607
                                                                             -----------  -----------  -----------
Net income.................................................................  $   380,665  $   391,119  $   299,675
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                             U.S. HEALTHCARE, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT COMPANY FINANCIAL INFORMATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                  YEARS ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                              1995          1994          1993
                                                                          ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net income............................................................  $    380,665  $    391,119  $    299,675
  Adjustments to reconcile net income to cash flow from operating activities:
    Depreciation and amortization.......................................        25,460        21,405        18,823
    Equity in net income of subsidiaries................................      (359,537)     (370,914)     (269,646)
    Net realized (gains) losses on sales of marketable securities.......         1,017        10,195        (4,460)
    Other non-cash (credits) charges, net...............................         8,234         1,043        (2,220)
  Changes in operating assets and liabilities:
    Receivables.........................................................         1,634         2,681        (3,327)
    Accounts payable and accrued liabilities............................        (1,789)       10,052         6,458
    Receivable from or payable to subsidiaries, net.....................        19,076       (96,789)     (102,238)
    Income taxes payable................................................        (1,618)         (166)       12,531
    Other, net..........................................................       (12,558)       (2,168)        1,452
                                                                          ------------  ------------  ------------
        Cash flow from operating activities.............................        60,584       (33,542)      (42,952)
                                                                          ------------  ------------  ------------
INVESTING ACTIVITIES:
  Purchase of marketable securities.....................................      (306,041)     (311,800)     (984,585)
  Purchase of property and equipment, net...............................       (33,376)      (14,794)      (15,405)
  Proceeds from maturities or sales of marketable securities............       426,976       412,563       772,086
  Dividends received from subsidiaries..................................       114,000        70,000       120,000
  Borrowings from subsidiaries, net.....................................       249,971        70,579       232,500
  Capital contributed to subsidiaries...................................        (8,000)      (12,900)      (13,550)
  Other.................................................................       (16,678)      (11,859)      (10,644)
                                                                          ------------  ------------  ------------
        Cash flow from investing activities.............................       426,852       201,789       100,402
                                                                          ------------  ------------  ------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...............................         4,199         4,660         3,804
  Purchase of treasury stock............................................      (205,875)      (99,896)       (5,996)
  Cash dividends paid...................................................      (158,121)     (114,862)      (61,871)
                                                                          ------------  ------------  ------------
        Cash flow from financing activities.............................      (359,797)     (210,098)      (64,063)
                                                                          ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................       127,639       (41,851)       (6,613)
Cash and cash equivalents at beginning of year..........................         7,503        49,354        55,967
                                                                          ------------  ------------  ------------
Cash and cash equivalents at end of year................................  $    135,142  $      7,503  $     49,354
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          U.S. HEALTHCARE, INC.

                                          By:         /s/ LEONARD ABRAMSON

                                              ----------------------------------
                                                         LEONARD ABRAMSON
                                                  PRINCIPAL EXECUTIVE OFFICER

                                          Dated: March 25, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                     TITLE (PRINCIPAL FUNCTION)          DATE
----------------------------------------  --------------------------------  --------------

         /s/  LEONARD ABRAMSON
 --------------------------------------   Chairman, Principal Executive     March 25, 1996
            LEONARD ABRAMSON              Officer and Director

      /s/  JAMES H. DICKERSON, JR.
 --------------------------------------   Principal Financial Officer       March 25, 1996
        JAMES H. DICKERSON, JR.

       /s/  THOMAS A. MASCI, JR.
 --------------------------------------   Principal Accounting Officer      March 25, 1996
          THOMAS A. MASCI, JR.

          /s/  BETSY Z. COHEN
 --------------------------------------   Director                          March 25, 1996
             BETSY Z. COHEN

         /s/  JEROME S. GOODMAN
 --------------------------------------   Director                          March 25, 1996
           JEROME S. GOODMAN

        /s/  ALLEN MISHER, PH.D.
 --------------------------------------   Director                          March 25, 1996
          ALLEN MISHER, PH.D.

        /s/  DAVID B. SOLL, M.D.
 --------------------------------------   Director                          March 25, 1996
          DAVID B. SOLL, M.D.

 --------------------------------------   Director
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
           10.1       Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                      and Leonard Abramson (incorporated by reference to Exhibit 10.1 to the
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
           10.2       Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                      and Michael Cardillo (incorporated by reference to Exhibit 10.3 to the
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
           10.3       Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                      and Timothy Nolan (incorporated by reference to Exhibit 10.4 to the
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
           10.4       Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                      and David F. Simon (incorporated by reference to Exhibit 10.5 to the
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
           10.5       Employment Agreement dated as of January 24, 1994 between U.S. Healthcare,
                      Inc. and Joseph T. Sebastianelli (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1994).
           10.6       Employment Agreement dated as of February 4, 1994 between U.S. Healthcare,
                      Inc. and James H. Dickerson, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1994).
           10.7       1982 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No. 2-81039).
           10.8       Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, No. 2-84210).
           10.9       Third Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1987).
           10.10      U.S. Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit
                      10.8 to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1992).
           10.11      Form of Non-statutory Stock Option (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, No. 2-84210).

           10.12      1987 Non-statutory Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1987).
           10.13      Form of Stock Option Contract for Stock Options granted under the U.S.
                      Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1992).
           10.14      Form of Restricted Stock Agreement for restricted stock awarded under the U.S.
                      Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1992).
           10.15      Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit
                      10.13 to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1988).
           10.16      Amended and Restated U.S. Healthcare, Inc. Savings Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1994).
           10.17      Amended and Restated Pension Plan for Employees of U.S. Healthcare, Inc.
                      (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
           10.18      Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit
                      10.27 to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1989).
           10.19      Amendment No. 1 to 1982 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).
           10.20      Amendment No. 1 to Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1989).
           10.21      Amendment No. 2 to Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1989).
           10.22      Amendment No. 1 to 1987 Non-statutory Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1989).
           10.23      Amendment No. 1 to Third Incentive Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1990).
           10.24      Split Dollar Insurance Agreement dated February 1, 1990 by and between Madlyn
                      K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson,
                      Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related
                      Collateral Assignment Agreement dated February 1, 1990 by and between Madlyn
                      K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson,
                      Judith Abramson and David B. Soll and U.S. Healthcare, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1990).

           10.25      Split Dollar Insurance Agreement Dated January 21, 1991 by and between Marcy
                      A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David
                      B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., and
                      the related Collateral Assignment Agreement dated January 21, 1991 by and between Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith
                      Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S.
                      Healthcare, Inc. (incorporated by reference to Exhibit 10.24 of the
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
           10.26      Description of Deferred Compensation Plan (incorporated by reference to
                      Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
           10.27      Description of Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1992).
Exhibit    11.        Computation of Net Income Per Common and Common Equivalent Share.
Exhibit    13.        The 1995 Annual Report to Shareholders of U.S. Healthcare, Inc. is not deemed filed as part of this report (with the exception of the information incorporated by reference to Items 5, 6, 7 and 8 of this Annual Form 10-K in the 1995 Annual Report to Shareholders).
Exhibit    21.        Subsidiaries of the Registrant.
Exhibit    23.        Consent of Ernst & Young LLP, independent auditors.
Exhibit    27.        Financial Data Schedule.