Form 10-K/A
period 1995-12-31
U S HEALTHCARE INC
filed 1996-04-29
CIK 711405

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-11531

                             U.S. HEALTHCARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   PENNSYLVANIA                                        22-2229683
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)
                                                                          19422
     980 JOLLY ROAD, BLUE BELL, PENNSYLVANIA                           (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 628-4800

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $.005 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1996 was $6,292,972,648 calculated by excluding all shares held by executive officers, directors and 5% shareholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

     As of March 31, 1996, there were 139,512,162 shares of Common Stock outstanding and 14,429,867 shares of Class B Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference:

     Parts I, II and IV -- U.S. Healthcare's Annual Report to Shareholders for
                           the year ended December 31, 1995 ("1995 Annual Report to Shareholders").

     The undersigned registrant hereby amends the following items and other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

        Part I, Item 1 -- Business
        Part II, Item 8 -- Financial Statements and Supplementary Data
        Part III, Item 10 -- Directors and Executive Officers of the Registrant
        Part III, Item 11 -- Executive Compensation
        Part III, Item 12 -- Security Ownership of Certain Beneficial Owners and Management
        Part III, Item 13 -- Certain Relationships and Related Transactions
        Part IV, Item 14 -- Exhibits, Financial Statement Schedules and Reports
        on Form 8-K
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

SUBSEQUENT EVENT

     On March 30, 1996, U.S. Healthcare, Inc. ("U.S. Healthcare") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aetna Life and Casualty Company ("Aetna"), Butterfly, Inc. (the name of which will be changed to Aetna Inc.) ("Parent"), a Connecticut corporation owned 50% by Aetna and 50% by U.S. Healthcare, New Merger Corporation ("U.S. Healthcare Sub"), a wholly-owned subsidiary of Parent, and Antelope Sub, Inc. ("Aetna Sub"), a wholly-owned subsidiary of Parent, pursuant to which (x) U.S. Healthcare Sub will merge with and into U.S. Healthcare, with U.S. Healthcare surviving as a wholly-owned subsidiary of Parent (the "U.S. Healthcare Merger"), and (y) Aetna Sub will merge with and into Aetna, with Aetna surviving as a wholly-owned subsidiary of Parent (the "Aetna Merger," and together with the U.S. Healthcare Merger, the "Mergers"). As a result of the Mergers, each of U.S. Healthcare and Aetna will become wholly-owned subsidiaries of a newly formed holding company. A copy of the Merger Agreement was filed as Exhibit 99.1 to U.S. Healthcare's Current Report on Form 8-K, dated April 2, 1996.

     Pursuant to the U.S. Healthcare Merger and the Merger Agreement, each share of Common Stock, par value $.005 per share, of U.S. Healthcare (the "U.S. Healthcare Common Stock") and each share of Class B Stock, par value $.005 per share, of U.S. Healthcare (the "U.S. Healthcare Class B Stock," and together with U.S. Healthcare Common Stock, the "U.S. Healthcare Stock") outstanding immediately prior to the date of the Mergers (the "Merger Date") shall (except for shares of U.S. Healthcare Stock held by U.S. Healthcare as treasury stock or owned by Aetna or any subsidiary of Aetna immediately prior to the Merger Date and as otherwise provided for in the Merger Agreement and as to which dissenters' rights have been exercised in accordance with and subject to the provisions of Pennsylvania law) be converted into the right to receive (a) $34.20 in cash without interest, (b) 0.2246 shares of Parent Common Capital Stock (the "Parent Common Stock") and (c) 0.0749 shares of Class C Non-Voting Preferred Stock of Parent.

     Pursuant to the Aetna Merger and the Merger Agreement, each share of common capital stock, without par value, of Aetna (the "Aetna Stock") outstanding immediately prior to the Merger Date (except for shares of Aetna Stock held by Aetna as treasury stock or owned by U.S. Healthcare or any subsidiary of U.S. Healthcare immediately prior to the Merger Date and except for shares of Aetna Stock as to which objecting shareholders' rights have been exercised in accordance with and subject to the provisions of Connecticut law) will be converted into the right to receive one share of Parent Common Stock.

     The Merger Agreement has been approved by the Board of Directors of Aetna and the Board of Directors of U.S. Healthcare. The Mergers are subject to approval by shareholders of both Aetna and U.S. Healthcare and federal and state regulators and other conditions. Leonard Abramson, the principal shareholder and owner of shares representing in excess of 80% of the voting power of the shares of U.S. Healthcare, has agreed to vote in favor of the Mergers.

                                    PART II

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Exhibit 13. The financial statements included in Exhibit 13 are incorporated herein by reference.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NOMINEES FOR ELECTION

     At the 1996 Annual Meeting of Shareholders of U.S. Healthcare (the "U.S. Healthcare Annual Meeting"), it is expected that the shareholders of U.S. Healthcare will elect two Class III directors to hold office until the 1999 Annual Meeting of Shareholders of U.S. Healthcare and until their successors are duly elected and qualified. U.S. Healthcare's Board of Directors is divided into three classes serving staggered three-year terms; the term of one class of directors expires each year. The term of the Class III directors expires at the U.S. Healthcare Annual Meeting. The nominees of the U.S. Healthcare Board of Directors for election as Class III directors are expected to be David B. Soll, M.D. and Timothy T. Weglicki, who are currently Class III directors. In accordance with U.S. Healthcare's Articles of Incorporation, one of the Class III directors is to be elected by the holders of U.S. Healthcare Common Stock and U.S. Healthcare Class B Stock, voting together as a single class, and the other Class III director is to be elected solely by the holders of U.S. Healthcare Common Stock. Dr. Soll will be nominated by the Board of Directors as the Class III director to be elected by the holders of U.S. Healthcare Common Stock and U.S. Healthcare Class B Stock, and his election will require the affirmative vote of a majority of the votes which the holders of U.S. Healthcare Common Stock and U.S. Healthcare Class B Stock present at the U.S. Healthcare Annual Meeting in person or by proxy are entitled to cast, voting together as a single class. Mr. Weglicki will be nominated by the U.S. Healthcare Board of Directors as the Class III director to be elected solely by the holders of U.S. Healthcare Common Stock, and his election will require the affirmative vote of a majority of the votes which the holders of U.S. Healthcare Common Stock present at the U.S. Healthcare Annual Meeting in person or by proxy are entitled to cast.

     The nominees for election as directors and the directors whose terms of office continue after the U.S. Healthcare Annual Meeting, together with certain information about them, are as follows:

                                              DIRECTOR   TERM EXPIRES         POSITION(S) WITH U.S.
                 NAME                   AGE    SINCE       (CLASS)                 HEALTHCARE
- --------------------------------------  ---   --------   ------------       -------------------------
Leonard Abramson(1)(2)                  63      1982        1998 (I)        Principal executive
                                                                            officer and Director
Betsy Z. Cohen(4)                       54      1994        1997 (II)       Director
Jerome S. Goodman(3)                    61      1988        1998 (I)        Director
Allen Misher, Ph.D.(1)(2)(3)(4)         63      1985        1997 (II)       Director
David B. Soll, M.D.                     65      1982        1996 (III)      Director
Timothy T. Weglicki(3)                  44      1990        1996 (III)      Director

- ---------------

(1) Member of U.S. Healthcare's Stock Option Committee.

(2) Member of U.S. Healthcare's Executive Committee.

(3) Member of U.S. Healthcare's Audit Committee.

(4) Member of U.S. Healthcare's Compensation Committee and Incentive Plan Committee. Effective April 15, 1996, Ms. Cohen and Dr. Misher were appointed to U.S. Healthcare's Compensation Committee and Incentive Plan Committee. Prior to April 15, 1996, Mr. Goodman and Dr. Misher were members of U.S. Healthcare's Compensation Committee and Incentive Plan Committee.

     The Merger Agreement provides that immediately after the Merger Date, the Board of Directors of U.S. Healthcare will be designated by Parent and will include Michael J. Cardillo and Joseph T. Sebastianelli (the "Co-Presidents").

PRINCIPAL OCCUPATIONS AND DIRECTORSHIPS HELD BY THE NOMINEES FOR DIRECTORS AND DIRECTORS OF U.S. HEALTHCARE

     Mr. Abramson has been the principal executive officer and a Director of U.S. Healthcare since 1982.

     Ms. Cohen has been Chairman, Chief Executive Officer, and a Director of JeffBanks, Inc. (a bank holding company) since 1981. From 1985 until 1993, Ms. Cohen was a Director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bankshares, Inc. (a bank holding company). Ms. Cohen has also been a Director of Life Technologies since 1992.

     Mr. Goodman has been Chairman of Cherry Hill Travel, Inc. d/b/a Travel One (a commercial travel agent) since 1971, and was the sole stockholder of Travel One from 1971 to 1994. He has been a Director of GBC Technologies, Inc. since 1992. From 1987 until 1992, Mr. Goodman was also Chairman, President and Chief Executive Officer of First Peoples Financial Corporation (a bank holding company).

     Dr. Misher has been President Emeritus of the Philadelphia College of Pharmacy and Science since February 1995 and was President of the Philadelphia College of Pharmacy and Science from 1984 to 1994. He has been a Director of U.S. Bioscience, Inc. since 1988, a Director of Marsam Pharmaceuticals, Inc. (pharmaceutical company) since 1991, a Director of Cortech, Inc. since 1994 and a Director of Oravax, Inc. since 1996.

     Dr. Soll is a practicing ophthalmologist and has been Director of the Division of Ophthalmology, Cooper Hospital/University Medical Center and Clinical Professor of Surgery (Ophthalmology), University of Medicine and Dentistry of New Jersey/Robert Wood Johnson Medical School at Camden, New Jersey since 1988. Dr. Soll has been Director of the Ophthalmology Service at Frankford Hospital since 1965 and a consultant at the Philadelphia Geriatric Center since 1965, and from 1968 to the present, he has been Director of the Ophthalmology Service at Medical College Hospitals, Elkins Park Campus.

     Mr. Weglicki has been a general partner of ABS Capital Partners, L.P., a merchant banking fund affiliated with Alex. Brown & Sons Incorporated, an investment banking and brokerage firm, since January 1994, and was a Managing Director of Alex. Brown & Sons Incorporated from 1984 to 1995.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     U.S. Healthcare's Board of Directors has an Audit Committee, a Compensation Committee, an Incentive Plan Committee, a Stock Option Committee and an Executive Committee, but does not have a Nominating Committee.

     The Audit Committee, which held two meetings in 1995, consists of Dr. Misher and Messrs. Goodman and Weglicki. The functions of the Audit Committee generally include the following: recommending the engagement of U.S. Healthcare's independent auditors; reviewing with U.S. Healthcare's independent auditors the scope and results of their engagement; reviewing the scope and results of U.S. Healthcare's internal audit function and reviewing the adequacy of U.S. Healthcare's systems of internal accounting controls.

     The Compensation Committee, which held two meetings in 1995, currently consists of Ms. Cohen and Dr. Misher. The function of the Compensation Committee is to review and approve the compensation of U.S. Healthcare's executive officers.

     The Incentive Plan Committee, which held two meetings in 1995, currently consists of Ms. Cohen and Dr. Misher. The functions of the Incentive Plan Committee are to grant stock options and restricted stock awards pursuant to U.S. Healthcare's Incentive Plan and to serve as the administrative committee of U.S. Healthcare's Incentive Plan.

     The Stock Option Committee, which held no meetings in 1995, consists of Messrs. Abramson and Dickerson and Dr. Misher. The function of the Stock Option Committee is to grant stock options pursuant to U.S. Healthcare's stock option plans pursuant to which stock options may be granted to employees and participating physicians under contract with U.S. Healthcare's health maintenance organizations.

     The Executive Committee is empowered to exercise all of the powers of the Board of Directors between meetings of the Board of Directors, except for certain powers reserved by law or U.S. Healthcare's bylaws to the Board of Directors or the shareholders. The members of the Executive Committee are Mr. Abramson and Dr. Misher. The Executive Committee did not hold any meetings in 1995.

     The Board of Directors held four meetings in 1995. Each Director attended at least 75% of the aggregate number of meetings of the Board of Directors and committees on which the Director served.

COMPENSATION OF DIRECTORS

     For 1995, U.S. Healthcare paid an annual fee of $10,000 to each non-employee director and $1,000 for each Board of Directors or committee meeting attended. For 1995, Ms. Cohen received $14,000, Mr. Goodman received $18,000, Dr. Misher received $20,000, Dr. Soll received $14,000 and Mr. Weglicki received $16,000.

ITEM 11 -- EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table summarizes the compensation paid by U.S. Healthcare to U.S. Healthcare's executive officers for each of the last three fiscal years.

                                                                                            LONG-TERM COMPENSATION
                                                                              ---------------------------------------------------
                                            ANNUAL COMPENSATION                        AWARDS
                                 -----------------------------------------    ------------------------                 PAYOUTS
                                                                 OTHER        RESTRICTED                             ------------
                                                                 ANNUAL         STOCK       SECURITIES                ALL OTHER
                       FISCAL                                 COMPENSATION      AWARDS      UNDERLYING               COMPENSATION
  NAME AND POSITION     YEAR     SALARY(1)       BONUS(2)        ($)(3)         ($)(4)       OPTIONS      PAYOUTS       (5)(6)
- ---------------------  ------    ----------     ----------    ------------    ----------    ----------    -------    ------------
Leonard Abramson        1995     $1,791,764(7)  $  700,000(8)   $121,139           None          None       None       $369,724
Principal executive
  officer               1994      1,739,577      1,635,000        77,830           None          None       None        421,581
                        1993      1,676,700      1,459,395(9)     75,114           None       150,000       None        310,836
Michael J. Cardillo     1995        575,100        221,460        15,839       $499,968        55,595       None         20,062
Co-President and        1994        475,200        300,000         9,588           None          None       None         20,096
Principal marketing
  officer               1993        432,000        225,000         8,629           None        40,500       None         29,270
Joseph T.
  Sebastianelli(10)     1995        513,000        221,460         1,688        499,968        68,095(12)   None         20,062
Co-President and
  Principal medical     1994        313,906        255,000          None        635,000(11)      None(12)   None          3,000
administrative
  officer
James H. Dickerson,
  Jr.(10)               1995        378,000        129,146         1,525        291,648        56,475(12)   None         20,062
Principal financial
  officer               1994        283,500        150,000          None        986,133(11)      None(12)   None           None
Timothy E. Nolan        1995        378,000        129,146         9,978        291,648        38,300       None         20,062
Senior sales officer    1994        286,200        270,000         6,091           None          None       None         20,096
                        1993        243,000        270,000         5,624           None        37,500       None         29,270
David F. Simon          1995        378,000        129,146         8,004        291,648        30,885       None         20,062
Principal legal
  officer               1994        361,800        150,000         4,373           None          None       None         20,096
                        1993        329,400        125,000         3,337           None        15,000       None         29,270

- ---------------

 (1) Includes deferred compensation that accrues annually at a designated percentage of each executive officer's annual base salary, which is payable upon termination of employment. The designated percentage of deferred compensation for Mr. Abramson for 1993, 1994, and 1995 was 11.78%, and the designated percentage of deferred compensation for the other executive officers for 1993, 1994, and 1995 was 8%.

     The amount reported in this column also includes the portion of salary that each executive officer contributed to the U.S. Healthcare Savings Plan (the "Savings Plan"). Participants in the Savings Plan may contribute a percentage of their cash compensation, subject to certain limitations set forth in the Savings Plan.

 (2) Under the 1995 Stock-Based Performance Bonus Program for Senior Employees (the "1995 Bonus Program"), each executive officer other than Leonard Abramson received his 1995 bonus in a combination of cash and restricted shares of U.S. Healthcare's Common Stock. The restricted shares granted under the 1995 Bonus Program vest in five annual installments commencing on January 4, 1996. The 1995 bonus amount for each executive officer in this column (other than Leonard Abramson) includes the market value of the first installment of restricted shares granted under the 1995 Bonus Program which vested on January 4, 1996. The number of shares and the market value (which is determined by multiplying the number of vested shares by the closing price of U.S. Healthcare Common Stock on the Nasdaq Stock Market on the vesting date) of the first installment that vested on January 4, 1996 were as follows: Mr. Cardillo, 2,688 shares ($120,960); Mr. Sebastianelli, 2,688 shares ($120,960); Mr. Dickerson, 1,049 shares ($47,205); Mr. Nolan, 996 shares ($44,820); and Mr. Simon, 1,049 shares ($47,205). Pursuant to the Merger Agreement and the U.S. Healthcare Incentive Plan, all restricted shares vested as of March 30, 1996.

 (3) The deferred compensation amount, which accrues each year as described above in Note 1, is increased each year by an amount corresponding to interest, based upon U.S. Healthcare's average yield on its investments, on the prior year's accumulated balance. This column includes interest earned by each executive officer on his deferred compensation.

 (4) The restricted stock awards shown in this column for 1995 reflect the market value (as of the grant date) of the four remaining installments of restricted shares granted to each executive officer other than Leonard Abramson under the 1995 Bonus Program (described above in Note 2) which had not vested as of January 4, 1996. The market value of these restricted shares was determined by multiplying the number of unvested shares by the closing price of Common Stock on the Nasdaq Stock Market as of the grant date. As of January 1, 1996, the officers listed in this table held the following number of shares of restricted stock, with the following values:
     Mr. Abramson, 0 shares ($0), Mr. Cardillo, 10,752 shares ($499,968); Mr. Sebastianelli, 10,752 shares ($499,968); Mr. Dickerson, 6,272 shares ($291,648); Mr. Nolan, 6,272 shares ($291,648); and Mr. Simon, 6,272 shares
     ($291,648). As a result of U.S. Healthcare entering into the Merger Agreement, all shares of restricted stock vested as of March 30, 1996.

 (5) Includes contributions made by U.S. Healthcare to the Pension Plan for Employees of U.S. Healthcare (the "Pension Plan") and to the Savings Plan. Under the Pension Plan, U.S. Healthcare contributes for each eligible employee an amount equal to 8% of the employee's compensation plus 5.7% of the employee's compensation in excess of the social security taxable wage base, subject to a maximum limitation on U.S. Healthcare contribution per employee as specified in the Pension Plan. The Pension Plan provides for payment of an employee's account balance either in a lump sum or under an annuity option specified in the Pension Plan, as selected by the employee.

     The amount reported in this column also includes U.S. Healthcare's contributions under the Savings Plan in an amount equal to one-third of the participating employee's contribution, up to 2% of the employee's annual compensation.

 (6) Pursuant to agreements between U.S. Healthcare and two trusts created by Leonard Abramson, the trusts have purchased three split-dollar life insurance policies on Mr. Abramson's life and one split-dollar life insurance policy on the joint lives of Mr. Abramson and his wife, Madlyn K. Abramson. Under these agreements, U.S. Healthcare pays the premium on each policy, minus a sum equal to the lesser of the applicable one-year term premium cost computed under Internal Revenue Service Revenue Ruling 55-747 or the cost of comparable one-year term life insurance in the amount of each policy. The trusts are the beneficiaries of the insurance policies. However, U.S. Healthcare has been granted a security interest in the death benefits of each policy equal to the sum of all premium payments made by U.S. Healthcare. These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and other factors are realized, U.S. Healthcare, upon Mr. Abramson's death or the surrender of the policies, will recover all of its insurance premium payments (which do not include certain amounts paid annually to Mr. Abramson, as described below). The premiums paid by U.S. Healthcare in 1993, 1994, and 1995 pursuant to these arrangements were $405,267, $405,177, and $401,670, respectively. The amounts in this column do not include such premium payments. However, the amounts in this column include the present value of the imputed interest on such premium payments, such interest calculated based upon Mr. Abramson's remaining life expectancy, and totaled $256,760, $282,346, and $256,016 in 1993, 1994, and 1995, respectively.

     Pursuant to the split-dollar arrangement described above, Mr. Abramson receives each year an amount equal to the portion of the annual premiums due and payable on the life insurance policies which are not paid by U.S. Healthcare pursuant to the above-described formula, but paid by Mr. Abramson. The amounts reported in this column include such amounts, which totaled $25,049, $25,139, and $28,646 in 1993, 1994, and 1995,
     respectively.

     The amounts in this column also include the following payments by U.S. Healthcare to Mr. Abramson: (i) for 1995, $50,000 for travel and $18,000 for 1994 tax return preparation fees and (ii) for 1994, $50,000 for travel expenses and $47,000 for 1992 and 1993 tax return preparation fees.

 (7) Does not include a $48,088 cost of living increase in base salary to which Mr. Abramson was entitled but declined to receive.

 (8) Does not include $910,488 of cash bonus Mr. Abramson earned for 1995, but did not receive. Mr. Abramson has an employment agreement pursuant to which he was entitled to receive a cash bonus for 1995 in the amount of $1,610,488. However, Mr. Abramson declined to receive the full amount of such cash bonus he was entitled for 1995 and requested that the portion of his bonus in excess of $700,000 be deferred until such time as U.S. Healthcare's earnings per share for any four consecutive quarters in the aggregate have exceeded $2.70 per share. The Board of Directors of U.S. Healthcare accepted Mr. Abramson's request. Accordingly, payment of $910,488 of Mr. Abramson's 1995 total bonus amount of $1,610,488 was initially deferred until such time as U.S. Healthcare's earnings reach the level described above. In connection with the execution of the Merger Agreement, the U.S. Healthcare Board of Directors authorized the payment of such portion of Mr. Abramson's bonus on the Merger Date.

 (9) The bonus amount for 1993 also includes a contract renewal bonus of $64,395 payable pursuant to the employment agreement which terminated on December 31, 1992.

(10) No information is reported for 1993 because Messrs. Sebastianelli and Dickerson were not employees of U.S. Healthcare prior to 1994.

(11) The value of the restricted stock grant reflected in this column is determined by multiplying the total number of shares awarded by the closing price of U.S. Healthcare Common Stock on the Nasdaq Stock Market on the date of grant. Messrs. Sebastianelli and Dickerson were awarded 15,000 and 22,500 shares of U.S. Healthcare Common Stock, respectively.

(12) Pursuant to a repricing program adopted by the Compensation Committee of the U.S. Healthcare Board of Directors in 1995 (the "Options Repricing Program"), options to purchase 15,000 and 30,000 shares of U.S. Healthcare Common Stock which were granted in 1994 to Messrs. Sebastianelli and Dickerson, respectively, were canceled and were reissued in 1995 with a new exercise price and a new vesting schedule. These canceled stock options are not reflected in this column; only the stock options reissued in 1995 are included in this column.

U.S. Healthcare did not grant any stock appreciation rights ("SARs") to any executive officer during the three fiscal years covered by the Summary Compensation Table.

     Option/SAR Grants in Fiscal Year 1995. The following table summarizes the stock options granted by U.S. Healthcare to U.S. Healthcare's executive officers during the last fiscal year. No SARs were granted during the last fiscal year.

                              NUMBER OF        % OF TOTAL
                             SECURITIES       OPTIONS/SARS
                             UNDERLYING        GRANTED TO       EXERCISE
                            OPTIONS/SARS      EMPLOYEES IN       OR BASE                          GRANT DATE
           NAME             GRANTED(#)(1)   LAST FISCAL YEAR   PRICE($/SH)   EXPIRATION DATE   PRESENT VALUE(2)
- --------------------------  -------------   ----------------   -----------   ---------------   ----------------
Michael J. Cardillo.......      55,595            2.7%           $ 31.18      August 7, 2005      $  865,058
Joseph T. Sebastianelli...      68,095(3)         3.3%           $ 31.18      August 7, 2005       1,059,558
James H. Dickerson, Jr....      56,475(3)         2.8%           $ 31.18      August 7, 2005         878,751
Timothy E. Nolan..........      38,300            1.9%           $ 31.18      August 7, 2005         595,948
David F. Simon............      30,885            1.5%           $ 31.18      August 7, 2005         480,571

- ---------------

(1) When granted, the options reflected in the table were to become exercisable in five equal annual installments commencing on August 7, 1996. The exercise price of the options is 100% of the fair market value of U.S. Healthcare Common Stock as of the date of grant. In addition, pursuant to the Merger Agreement and the U.S. Healthcare Incentive Plan, each outstanding option became fully vested as of March 30, 1996 and is no longer subject to any conditions relating to exercisability other than as agreed to under the Employment Agreement (as defined below) with the executive officer.

(2) The dollar amount set forth under this heading is the result of calculations based on requirements promulgated by the Securities and Exchange Commission and is not intended to reflect U.S. Healthcare's estimate or projection of possible future stock prices. The dollar amount was calculated for all options using the binomial option pricing model with the following assumptions: (a) 41.56% volatility, (b) 6.67% risk-free rate of return, (c) 2.2% annual dividend yield and (d) all options exercised at the end of their term.

(3) In August 1995, Messrs. Sebastianelli and Dickerson received stock option grants for 15,000 shares and 30,000 shares, respectively, at the then fair market value of common stock in exchange for cancellation of a like number of stock options.

     Aggregated Option/SAR Exercises in Fiscal Year 1995 and Fiscal Year-End Option Values. The following table summarizes the stock options exercised by U.S. Healthcare's executive officers during the last fiscal year and the fiscal year-end number and value of unexercised stock options held by such executive officers. No SARs had been granted as of the end of the last fiscal year.

                                                                      NUMBER OF                  VALUE OF
                                                                SECURITIES UNDERLYING           UNEXERCISED
                                                                     UNEXERCISED               IN-THE-MONEY
                                                                   OPTIONS/SARS AT            OPTIONS/SARS AT
                                   SHARES                        FISCAL YEAR END(#)        FISCAL YEAR END($)(2)
                                  ACQUIRED         VALUE          (EXERCISABLE(E)/            EXERCISABLE(E)
             NAME                ON EXERCISE   REALIZED($)(1)    (UNEXERCISABLE(U))          UNEXERCISABLE(U)
- -------------------------------  -----------   --------------   ---------------------      ---------------------
Leonard Abramson...............          0               0              60,000(E)              $1,058,793(E)
                                                                        90,000(U)               1,588,190(U)
Michael J. Cardillo............          0               0              16,200(E)                 290,790(E)
                                                                        79,895(U)               1,287,900(U)
Joseph T. Sebastianelli........          0               0              68,095(U)               1,043,215(U)
James H. Dickerson, Jr. .......          0               0              56,475(U)                 865,197(U)
Timothy E. Nolan...............          0               0               7,500(E)                 134,625(E)
                                                                        60,800(U)                 990,631(U)
David F. Simon.................     10,126         236,293              11,063(E)                 309,207(E)
                                                                        48,323(U)                 910,209(U)

- ---------------

(1) Based on the difference between the closing price of U.S. Healthcare Common Stock on The Nasdaq Stock Market on the date of exercise and the exercise price of the options. In addition, pursuant to the Merger Agreement and the U.S. Healthcare Incentive Plan, each outstanding option became fully vested as of March 30, 1996 and is no longer subject to any conditions relating to exercisability other than as agreed to under the Employment Agreement with each executive officer.

(2) Based on the difference between the closing price of U.S. Healthcare Common Stock on The Nasdaq Stock Market at year end 1995 and the exercise price of the options.

     Ten-Year Option Repricing. Pursuant to the Options Repricing Program, certain stock options were canceled and reissued in 1995 with a new exercise price and a new vesting schedule. In addition, pursuant to the Merger Agreement and the U.S. Healthcare Incentive Plan, each outstanding option became fully vested as of March 30, 1996 and is no longer subject to any conditions relating to exercisability other than as agreed to under the Employment Agreement with each executive officer. The following table provides information regarding repricing of stock options affecting the executive officers identified in the Summary Compensation Table under the Options Repricing Program or any other program within the past ten fiscal years. Messrs. Sebastianelli and Dickerson are the only executive officers who participated in the Options Repricing Program.

                                     NUMBER OF                           ORIGINAL                      LENGTH OF ORIGINAL
                                    SECURITIES                           EXERCISE                         OPTION-TERM
                                    UNDERLYING    MARKET PRICE OF        PRICE OF                         REMAINING AT
                        REPRICING     OPTIONS     STOCK AT TIME OF   STOCK AT TIME OF   NEW EXERCISE        DATE OF
                          DATE       REPRICED        REPRICING          REPRICING          PRICE          REPRICING(1)
                        ---------   -----------   ----------------   ----------------   ------------   ------------------
Leonard Abramson......   11/3/87      337,502          $ 1.67             $ 3.30           $ 1.67             4.25
Michael J. Cardillo...   11/3/87       50,625            1.67               3.00             1.67             4.25
Joseph T.
  Sebastianelli.......    8/7/95       15,000           31.18              41.04            31.18             8.58
James H. Dickerson, Jr. . ...   8/7/95    30,000        31.18              42.50            31.18             8.67
Timothy E. Nolan......   11/3/87       50,625            1.67               3.00             1.67             4.25

- ---------------
(1) Length of time remaining is set forth in years.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Mr. Abramson is a party to an employment agreement pursuant to which he is entitled to receive the following compensation for his services in 1996: (i) an annual base salary of $1,602,938, (ii) an annual bonus based upon U.S. Healthcare's performance and (iii) non-cash compensation and fringe benefits (including insurance against accidental injury or death of Mr. Abramson or his spouse). Mr. Abramson's employment agreement, the current term of which is for a period of 5 years from January 1, 1993, provides for a severance payment if he is terminated by U.S. Healthcare without cause, provided that he complies with certain confidentiality and non-competition obligations. In such event, he is entitled to receive his then-current base salary for the balance of his employment term (but not less than one year's base salary) and the pro rata portion of other cash compensation (based upon the other cash compensation he would have received had the agreement not been terminated). Pursuant to the Agreement (the "Agreement with Principal Shareholder"), dated as of March 30, 1996, between Mr. Abramson and Parent, the terms of Mr. Abramson's employment agreement will be superseded as of the Merger Date. A copy of such agreement was filed as Exhibit 99.4 to U.S. Healthcare's Current Report on Form 8-K dated April 2, 1996.

     In connection with the execution of the Merger Agreement, U.S. Healthcare has entered into employment agreements (each, an "Employment Agreement"), effective as of March 30, 1996 (the "Effective Date"), with each of the following of its executive officers: Michael J. Cardillo, Co-President; James H. Dickerson, Jr., Chief Financial Officer; Timothy E. Nolan, Senior Sales Officer; Joseph T. Sebastianelli, Co-President; and David F. Simon, Chief Legal Officer. Each Employment Agreement will be assumed by Parent at the Merger Date (each of U.S. Healthcare and Parent is sometimes hereinafter referred to as the "Employer") and each of the above-named executives will assume similar positions with respect to the health operations of the combined business at such time. Each Employment Agreement has an initial term of five years with automatic one-year extensions commencing on the fifth anniversary of the Merger Date (or, if the Mergers are not consummated, on the fifth anniversary of the Effective
Date) unless notice of nonextension is given at least 180 days prior to such anniversary. Each Employment Agreement provides for (i) a base salary at least equal to the executive's annual salary rate (including deferred compensation) for 1996; (ii) an annual target bonus equal to 80% of such executive's base salary upon the attainment of reasonable corporate performance goals, provided that (A) the bonus payment in respect of 1997 must at least equal the target bonus for such fiscal year and (B) if the Merger Date occurs prior to December 31, 1996, the bonus payment in respect of 1996 can be no less than that which the executive would have received (as determined by U.S. Healthcare) had the Merger Date occurred subsequent to such date; (iii) grants of options, shares of restricted stock and other equity-based awards on terms no less favorable than such grants are made to similarly situated executives of the Employer and its subsidiaries; and (iv) benefits (including retirement, group life, medical, dental and disability benefits) on a basis reasonably comparable in the aggregate to those provided to the executive immediately prior to the Merger Date, or if more favorable to the executive, to those provided to other senior officers of Parent and its subsidiaries. For 1996, the annual salary for each of the above-named U.S. Healthcare executives is as follows: Mr. Cardillo, $600,000; Mr. Dickerson, $420,000; Mr. Nolan, $420,000; Mr. Sebastianelli, $600,000; and Mr. Simon, $402,500.

     Each Employment Agreement provides for the payment, at the Merger Date, of
(i) a sign-on bonus (the "Cash Bonus") equal to the sum of the executive's then-current annual salary (including deferred compensation) plus the amount of such executive's 1995 bonus (or 1996 bonus, if the Merger Date follows December 31, 1996 and such 1996 bonus is larger); and (ii) a "stay" bonus in the form of a grant, as of the Merger Date, of that number of shares of restricted Parent Common Stock equal to the Cash Bonus amount divided by the average closing price per share of Parent Common Stock over the ten trading days following the consummation of the Merger (such grant of restricted Parent Common Stock hereinafter referred to as the "Restricted Stock Bonus"). Restrictions with respect to the Restricted Stock Bonus will lapse upon the second anniversary of the date of grant, or, if earlier, (i) upon a change in control of Parent or
(ii) upon termination of the executive's employment (a) by reason of death or "disability," (b) by the Employer other than for "cause" or (c) by the executive for "good reason" (each such term, as defined in the Employment Agreements).

     Each Employment Agreement provides that the executive may not sell or otherwise dispose (with specified exceptions) of (i) during the period commencing with the Effective Date and ending on the Merger Date, any shares of U.S. Healthcare Common Stock, including shares subject to option, except for the partial cash-out of such shares and options in connection with the Mergers and
(ii) during the one-year period following the Merger Date, any shares of Parent Common Stock. Each Employment Agreement also provides that, in consideration of the executive's agreement to such restrictions, each executive will be reimbursed for all income and employment taxes (and all income and employment taxes on the reimbursement amount) payable by the executive in connection with the vesting of restricted shares of U.S. Healthcare Common Stock or as the result of the partial cash-out of shares of such stock still subject to option as of the Merger Date.

     Each Employment Agreement provides that, if the executive's employment under the Employment Agreement is terminated by the Employer other than for "cause" or "disability" or by the executive for "good reason," the executive will be entitled to receive the following payments and benefits: (i) a payment in cash equal to three times the sum of (A) the higher of the executive's base salary as in effect immediately prior to the event or circumstance upon which termination of employment is based and the executive's annual base salary (including amounts deferred for the applicable year and any interest accrued thereon) in effect immediately prior to the Merger Date and (B) the then-current annual target bonus, 50% of such payment to be paid in a lump sum on the date of termination and, subject to compliance with the noncompetition provisions of the Employment Agreement, the remaining 50% to be paid in a lump sum on the first anniversary of the date of termination of employment); (ii) a pro rata portion, to the date of termination, of the higher of the actual or target value of any contingent annual bonus award made to the executive for any then uncompleted fiscal year under any bonus plan (other than the fiscal year commencing in 1996); (iii) for thirty-six months immediately following the date of such termination, the continuation of substantially the same welfare and pension benefits as the executive is receiving immediately prior to termination of employment, subject to offset by any such benefits received without cost during such thirty-six month period; and (iv) if the executive would have become entitled to benefits under the Employer's postretirement health care or life insurance plans during the thirty-six month period following the date of termination of employment, the provision of such postretirement benefits beginning on the later of (A) the date the executive would have become eligible for such benefits and (B) the date on which the welfare benefits described in the immediately preceding clause will terminate. In the event that the executive's employment under the Employment Agreement is terminated by reason of death or "disability," each of the Employment Agreements provides that the executive (or his estate or legal representative) will continue to receive his base salary and annual bonus for the one-year period following such termination.

     Each Employment Agreement also provides for a payment, if necessary, intended to reimburse the executive for any excise tax imposed under section 4999 of Internal Revenue Code of 1986, as amended (the "Code") with respect to any payment or benefits that the executive may receive under his Employment Agreement or any other plan, arrangement or agreement, and all income, employment and excise taxes thereon.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Directors and Executive Officers. The following table sets forth the number of shares of U.S. Healthcare Common Stock and U.S. Healthcare Class B Stock beneficially owned as of March 31, 1996 by each current director and executive officer (including the chief executive officer) of U.S. Healthcare as a group. The number of shares shown for all executive officers and directors as a group represented approximately 2.3% of the U.S. Healthcare Common Stock and 99.9% of the U.S. Healthcare Class B Stock outstanding. Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

                                                                    SHARES OF U.S. HEALTHCARE
                                                                    COMMON AND CLASS B STOCK,
                                                                   AS APPLICABLE, BENEFICIALLY
                                                                            OWNED(1)
                                                                   ---------------------------
                                                  CLASS OF         NUMBER OF        PERCENT OF
                    NAME                           SHARES            SHARES           CLASS
- ---------------------------------------------  --------------      ----------       ----------
Leonard Abramson.............................  Common Stock        2,268,755 (2)        1.6%
                                               Class B Stock       14,411,955          99.9%
Betsy Z. Cohen...............................  Common Stock            2,000              *
Jerome S. Goodman............................  Common Stock           83,095              *
Allen Misher, Ph.D...........................  Common Stock            5,250              *
David B. Soll, M.D...........................  Common Stock          217,147              *
Timothy T. Weglicki..........................  Common Stock           37,500 (3)          *
Michael J. Cardillo..........................  Common Stock          153,763 (4)          *
Joseph T. Sebastianelli......................  Common Stock           95,694 (5)          *
James H. Dickerson, Jr.......................  Common Stock           81,884 (6)          *
Timothy E. Nolan.............................  Common Stock          170,898 (7)          *
David F. Simon...............................  Common Stock           80,310 (8)          *
All directors and executive officers
  as a group.................................  Common Stock        3,196,296 (9)        2.3%
                                               Class B Stock       14,411,955          99.9%

- ---------------

* Less than 1%.

(1) Based on information furnished by the beneficial owners listed.

(2) Includes 35,260 shares of U.S. Healthcare Common Stock held by Mr. Abramson and two other individuals, as trustees of a trust for the benefit of Mr. Abramson's grandchildren, 1,691,543 shares of U.S. Healthcare Common Stock held by Madlyn K. Abramson, Mr. Abramson's wife, as trustee for three trusts for the benefit of their children, and 80,000 shares of U.S. Healthcare Common Stock held in a trust for the benefit of Mr. Abramson's grandchildren for which Mrs. Abramson is co-trustee; Mr. Abramson disclaims beneficial ownership of these shares. Also includes options to purchase 450,000 shares of U.S. Healthcare Common Stock that are currently exercisable. If all of the shares of U.S. Healthcare Class B Stock beneficially owned by Mr. Abramson were converted into U.S. Healthcare

    Common Stock, Mr. Abramson would become a beneficial owner of approximately 10.8% of all outstanding U.S. Healthcare Common Stock.

(3) Includes options to purchase 37,500 shares of U.S. Healthcare Common Stock that are currently exercisable. Mr. Weglicki has been a partner of ABS Capital Partners, L.P., a merchant banking fund affiliated with Alex. Brown & Sons Incorporated, an investment banking and brokerage firm, since January 1994, and was a Managing Director of Alex. Brown & Sons Incorporated from 1984 to 1995. Alex. Brown & Sons Incorporated is a market maker in U.S. Healthcare Common Stock, and in the ordinary course of business buys and sells U.S. Healthcare Common Stock. Mr. Weglicki disclaims beneficial ownership of any shares of U.S. Healthcare Common Stock held by Alex. Brown & Sons Incorporated.

(4) Includes 228 shares of U.S. Healthcare Common Stock held under the U.S. Healthcare, Inc. Savings Plan. Also includes options to purchase 96,095 shares of U.S. Healthcare Common Stock that are currently exercisable.

(5) Includes 159 shares of U.S. Healthcare Common Stock held under the Savings Plan. Also includes options to purchase 68,095 shares of U.S. Healthcare Common Stock that are currently exercisable.

(6) Includes 88 shares of U.S. Healthcare Common Stock held under the U.S. Healthcare Savings Plan. Also includes options to purchase 56,475 shares of U.S. Healthcare Common Stock that are currently exercisable.

(7) Includes 15,094 shares of U.S. Healthcare Common Stock held under the U.S. Healthcare Savings Plan. Also includes options to purchase 68,300 shares of U.S. Healthcare Common Stock that are currently exercisable, 60 shares of U.S. Healthcare Common Stock held in a custodial account for the benefit of Mr. Nolan's niece, 55 shares of U.S. Healthcare Common Stock held in a custodial account for the benefit of Mr. Nolan's godchild, 30 shares of U.S. Healthcare Common Stock held in a custodial account for the benefit of Mr. Nolan's nephew and 20 shares of U.S. Healthcare Common Stock held in a custodial account for the benefit of Mr. Nolan's niece. This also includes 4,539 shares of U.S. Healthcare Common Stock held in a joint account by Mr. Nolan and Kathleen Nolan, his wife.

(8) Includes 790 shares of U.S. Healthcare Common Stock held under the U.S. Healthcare Savings Plan. Also includes options to purchase 51,323 shares of U.S. Healthcare Common Stock that are currently exercisable.

(9) Includes options to purchase 827,788 shares of U.S. Healthcare Common Stock that are currently exercisable. Also includes 16,359 shares of U.S. Healthcare Common Stock held under the U.S. Healthcare Savings Plan. Pursuant to the Merger Agreement and the U.S. Healthcare Incentive Plan, all unexercisable options held by each director and executive officer as of March 30, 1996 became fully vested on March 30, 1996 and are no longer subject to any conditions relating to exercisability other than as agreed to under the Employment Agreements and the Agreement with Principal Shareholder, as applicable. If all of the shares of U.S. Healthcare Class B Stock beneficially owned by Mr. Abramson were converted into U.S. Healthcare Common Stock, all directors and executive officers as a group would become beneficial owners of approximately 11.4% of all outstanding U.S. Healthcare Common Stock.

     Five Percent Stockholders. The following table sets forth information concerning the only persons known to U.S. Healthcare as of March 31, 1996 to own beneficially more than 5% of the outstanding shares of U.S. Healthcare Stock.

                                                                        BENEFICIAL OWNERSHIP
                                                                         OF INDICATED CLASS
                                                                     ---------------------------
                  NAME AND ADDRESS                      CLASS OF      NUMBER OF       PERCENT OF
                   OF SHAREHOLDER                         STOCK        SHARES           CLASS
- ----------------------------------------------------  -------------  -----------      ----------
Leonard Abramson....................................  Common Stock     2,268,755(1)       1.6%
                                                      Class B Stock   14,411,955         99.9%

- ---------------

(1) Includes 35,260 shares of U.S. Healthcare Common Stock held by Mr. Abramson and two other individuals, as trustees of a trust for the benefit of Mr. Abramson's grandchildren, 1,691,543 shares of U.S. Healthcare Common Stock held by Madlyn K. Abramson, Mr. Abramson's wife, as trustee for three trusts for the benefit of their children, and 80,000 shares of Common Stock held in a trust for the benefit of Mr. Abramson's grandchildren for which Mrs. Abramson is co-trustee; Mr. Abramson disclaims beneficial ownership of these shares. Also includes options to purchase 450,000 shares of Common Stock that are currently exercisable. If all of the shares of Class B Stock beneficially owned by Mr. Abramson were converted into Common Stock, Mr. Abramson would become a beneficial owner of approximately 10.8% of all outstanding Common Stock.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, the medical practice of Dr. Soll, a Director of U.S. Healthcare, received $670,878 from U.S. Healthcare or its subsidiaries for medical services rendered to members of U.S. Healthcare's health maintenance organizations.

     During 1995, U.S. Healthcare paid $3,862,837 to vendors of travel and lodging services for business related travel by employees arranged through Cherry Hill Travel, Inc. d/b/a Travel One, a travel agency. Mr. Goodman, a Director of U.S. Healthcare, is the Chairman of Cherry Hill Travel, Inc.

     U.S. Healthcare paid $248,715 in salary and cash bonus and 2,608 shares of restricted U.S. Healthcare Common Stock (which vest in five equal annual installments) for services rendered in 1995 by Ms. Nancy Wolfson, an employee of U.S. Healthcare and a daughter of Mr. Abramson (who is a Director, principal executive officer and beneficial holder of more than ten percent of the voting securities of U.S. Healthcare). U.S. Healthcare paid $287,010 in salary and cash bonus and 3,012 shares of restricted U.S. Healthcare Common Stock (which vest in five equal annual installments) for services rendered in 1995 by Mr. Richard Wolfson, an employee of U.S. Healthcare and a son-in-law of Mr. Abramson. Pursuant to the Merger Agreement, as of March 30, 1996, each then-outstanding share of U.S. Healthcare restricted stock became fully vested. U.S. Healthcare owns 51% and Ms. Marcy Shoemaker (a daughter of Mr. Abramson) owns 49% of the outstanding voting securities of Criterion Communications, Inc. ("Criterion"), a Delaware corporation engaged in corporate communications business. U.S. Healthcare has made available to Criterion a line of credit for up to $10,000,000. In 1995, Criterion borrowed $184,707 under the line of credit. U.S. Healthcare has also entered into a service agreement with Criterion pursuant to which Criterion is obligated to pay for certain administrative services and facilities provided by U.S. Healthcare for Criterion. Criterion paid U.S. Healthcare $89,630 for services and facilities provided in 1995. In addition, U.S. Healthcare is the guarantor of Criterion's obligations under a lease agreement for Criterion's office space. Criterion has also entered into a service agreement with U.S. Healthcare pursuant to which U.S. Healthcare is obligated to pay for certain services provided or arranged by Criterion for U.S. Healthcare. U.S. Healthcare paid Criterion $5,186,240 for such services provided in 1995. Ms. Shoemaker was paid $225,000 in salary and no bonus as an officer of Criterion. Pursuant to the Merger Agreement, Parent has agreed to cause U.S. Healthcare to perform U.S. Healthcare's agreements with Criterion and not to terminate such agreements until 2004, absent a breach by any other party thereto.

     In connection with the execution of the Merger Agreement, U.S. Healthcare has entered into employment agreements with twenty-seven of its executives, including Nancy Wolfson, Richard Wolfson and Marcy Shoemaker. Nancy Wolfson and Marcy Shoemaker are daughters of Mr. Abramson, and Richard Wolfson is a son-in-law of Mr. Abramson.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     U.S. Healthcare's audited financial statements, previously filed as Exhibit 13 to U.S. Healthcare's Annual Report on Form 10-K, have been revised to include the addition of Note 9 thereto which reflects that U.S. Healthcare has entered into the Merger Agreement. Such financial statements are being filed as Exhibit 13 hereto.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          U.S. HEALTHCARE, INC

                                          By: /s/  Don H. Liu

                                            ------------------------------------
                                            Name: Don H. Liu
                                            Title: Secretary

Dated: April 29, 1996

                               INDEX TO EXHIBITS

    Exhibit  3.  Articles of incorporation and by-laws.
            3.1  Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).
            3.2  By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1990).
    Exhibit  4.  Specimen of common stock certificate.
            4.1  Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1989).
            4.2  Specimen of Class B Stock Certificate (incorporated by reference to Exhibit
                 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December
                 31, 1989).
    Exhibit 10.  Material contracts.
           10.1  Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                 and Leonard Abramson (incorporated by reference to Exhibit 10.1 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
           10.2  Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                 and Michael Cardillo (incorporated by reference to Exhibit 10.3 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
                 (the Employment Agreement referenced herein as Exhibit 10.29 supersedes this
                 Employment Agreement).
           10.3  Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                 and Timothy Nolan (incorporated by reference to Exhibit 10.4 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)
                 (the Employment Agreement referenced herein as Exhibit 10.33 supersedes this
                 Employment Agreement).
           10.4  Employment Agreement dated as of January 1, 1993 between U.S. Healthcare, Inc.
                 and David F. Simon (incorporated by reference to Exhibit 10.5 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)
                 (the Employment Agreement referenced herein as Exhibit 10.30 supersedes this
                 Employment Agreement).
           10.5  Employment Agreement dated as of January 24, 1994 between U.S. Healthcare,
                 Inc. and Joseph T. Sebastianelli (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1994) (the Employment Agreement referenced herein as Exhibit 10.28 supersedes this Employment Agreement).
           10.6  Employment Agreement dated as of February 4, 1994 between U.S. Healthcare,
                 Inc. and James H. Dickerson, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1994) (the Employment Agreement referenced herein as Exhibit 10.31 supersedes this Employment Agreement).
           10.7  1982 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No. 2-81039).
           10.8  Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, No. 2-84210).
           10.9  Third Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1987).
          10.10  U.S. Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit
                 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992).
          10.11  Form of Non-statutory Stock Option (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, No. 2-84210).
          10.12  1987 Non-statutory Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1987).
          10.13  Form of Stock Option Contract for Stock Options granted under the U.S.
                 Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992).

          10.14  Form of Restricted Stock Agreement for restricted stock awarded under the U.S.
                 Healthcare, Inc. Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992).
          10.15  Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit
                 10.13 to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1988).
          10.16  Amended and Restated U.S. Healthcare, Inc. Savings Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1994).
          10.17  Amended and Restated Pension Plan for Employees of U.S. Healthcare, Inc.
                 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
          10.18  Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit
                 10.27 to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1989).
          10.19  Amendment No. 1 to 1982 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).
          10.20  Amendment No. 1 to Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1989).
          10.21  Amendment No. 2 to Second Incentive Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1989).
          10.22  Amendment No. 1 to 1987 Non-statutory Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1989).
          10.23  Amendment No. 1 to Third Incentive Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1990).
          10.24  Split Dollar Insurance Agreement dated February 1, 1990 by and between Madlyn
                 K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson,
                 Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related
                 Collateral Assignment Agreement dated February 1, 1990 by and between Madlyn
                 K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson,
                 Judith Abramson and David B. Soll and U.S. Healthcare, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1990).
          10.25  Split Dollar Insurance Agreement Dated January 21, 1991 by and between Marcy
                 A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David
                 B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., and
                 the related Collateral Assignment Agreement dated January 21, 1991 by and between Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith
                 Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S.
                 Healthcare, Inc. (incorporated by reference to Exhibit 10.24 of the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
          10.26  Description of Deferred Compensation Plan (incorporated by reference to
                 Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
          10.27  Description of Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1992).
          10.28  Form of Employment Agreement, dated as of March 30, 1996, by and between U.S.
                 Healthcare, Inc. and Joseph Sebastianelli (this Employment Agreement supersedes the Employment Agreement referenced herein as Exhibit 10.5)
                 (incorporated by reference to Exhibit 99.5 to U.S. Healthcare's Current Report
                 on Form 8-K dated April 2, 1996).

          10.29  Form of Employment Agreement, dated as of March 30, 1996, by and between U.S.
                 Healthcare, Inc. and Michael Cardillo (this Employment Agreement supersedes the Employment Agreement referenced herein as Exhibit 10.2) (incorporated by reference to Exhibit 99.6 to U.S. Healthcare's Current Report on Form 8-K
                 dated April 2, 1996).
          10.30  Form of Employment Agreement, dated as of March 30, 1996, by and between U.S.
                 Healthcare, Inc. and David Simon (this Employment Agreement supersedes the
                 Employment Agreement referenced herein as Exhibit 10.4) (incorporated by reference to Exhibit 99.7 to U.S. Healthcare's Current Report on Form 8-K
                 dated April 2, 1996).
          10.31  Form of Employment Agreement, dated as of March 30, 1996, by and between U.S.
                 Healthcare, Inc. and James Dickerson (this Employment Agreement supersedes the
                 Employment Agreement referenced herein as Exhibit 10.6) (incorporated by reference to Exhibit 99.8 to U.S. Healthcare's Current Report on Form 8-K
                 dated April 2, 1996).
          10.32  Form of Employment Agreement, dated as of March 30, 1996, by and between U.S.
                 Healthcare, Inc. and Arthur Leibowitz (incorporated by reference to Exhibit
                 99.9 to U.S. Healthcare's Current Report on Form 8-K dated April 2, 1996).
          10.33  Form of Employment Agreement, dated as of March 30, 1996, by and between U.S.
                 Healthcare, Inc. and Timothy Nolan (this Employment Agreement supersedes the
                 Employment Agreement referenced herein as Exhibit 10.3) (incorporated by reference to Exhibit 99.10 to U.S. Healthcare's Current Report on Form 8-K
                 dated April 2, 1996).
    Exhibit 11.  Computation of Net Income Per Common and Common Equivalent Share.*
    Exhibit 13.  The 1995 Annual Report to Shareholders of U.S. Healthcare, Inc. is not deemed filed as part of this report (with the exception of the information incorporated by reference to Items 5, 6, 7 and 8 of the Annual Report on Form
                 10-K for the fiscal year ended December 31, 1995 in the 1995 Annual Report to
                 Shareholders).**
    Exhibit 21.  Subsidiaries of the Registrant.*
    Exhibit 23.  Consent of Ernst & Young LLP, independent auditors.**
    Exhibit 27.  Financial Data Schedule.*

- ---------------

 * Filed previously with U.S. Healthcare's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

** Filed herewith.