Form 10-Q
period 1996-03-31
U S HEALTHCARE INC
filed 1996-05-14
CIK 711405

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                   March 31, 1996
                              ------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    -----------------------

                     Commission file number     0-11531
                                            ----------------

                             U.S. Healthcare, Inc.
- ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                    23-2229683
- -------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

980 Jolly Road, P.O. Box 1109, Blue Bell, Pa.            19422-0770
- ---------------------------------------------            ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (215) 628-4800
                                                    --------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

As of April 30, 1996, there were 139,697,992 shares of Common Stock, $.005 par value, and 14,429,426 shares of Class B Stock, $.005 par value, outstanding.

This document is comprised of 18 pages.  The Index to Exhibits is on pages
16-17.

                             U.S. HEALTHCARE, INC.

                                     INDEX


                                                                           Page
                                                                            No.
                                                                           ----
Part I - Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets - March 31, 1996 and
                 December 31, 1995                                          3

                 Consolidated Statements of Income - Three months
                 ended March 31, 1996 and 1995                              4

                 Consolidated Statement of Shareholders' Equity -
                 Three months ended March 31, 1996                          5

                 Consolidated Statements of Cash Flows - Three months
                 ended March 31, 1996 and 1995                              6

                 Notes to Consolidated Financial Statements               7 - 8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9 - 12

Part II - Other Information

         Item 1. Legal Proceedings                                         13

         Item 6. Exhibits and Reports on Form 8-K                          14

Index to Exhibits                                                        16 - 17

         Exhibit 11 - Computation of Net Income Per Common and
                 Common Equivalent Share - Three months ended
                 March 31, 1996 and 1995                                   18

                             U.S. HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except per share data)


                                                               March 31       December 31
                                                                 1996            1995
                                                              -----------     -----------
                                                              (unaudited)
Assets

     Current assets:
         Cash and cash equivalents                            $  353,703      $  804,631
         Marketable securities                                   952,534         450,006
         Receivables                                             180,408         144,571
         Other                                                    35,378          31,945
                                                              ----------      ----------
             Total current assets                              1,522,023       1,431,153

     Property and equipment, less accumulated depreciation       140,684         142,137
     Marketable securities                                        50,264          50,771
     Other long-term assets                                       46,806          43,083
                                                              ----------      ----------
             Total assets                                     $1,759,777      $1,667,144
                                                              ==========      ==========
Liabilities and Shareholders' Equity

     Current liabilities:
         Medical costs payable                                $  559,258      $  505,832
         Unearned premiums                                        23,453          68,655
         Accounts payable and accrued liabilities                 80,233          77,511
         Income taxes payable                                     64,951          28,179
                                                              ----------      ----------
             Total current liabilities                           727,895         680,177

     Long-term liabilities                                        21,859          22,836
                                                              ----------      ----------
             Total liabilities                                   749,754         703,013
                                                              ----------      ----------

     Shareholders' equity:
         Common stock, $.005 par value - 275,000
           shares authorized; 149,222 and 148,891
           shares issued in 1996 and 1995                            746             744
         Class B stock, $.005 par value - 50,000 shares
           authorized; 14,430 and 14,431 shares issued and
           outstanding in 1996 and 1995                               72              72
         Additional paid-in capital                              188,174         169,359
         Retained earnings                                     1,161,319       1,121,616
         Net unrealized gains (losses) on marketable
           securities, less applicable income taxes              (10,720)          4,758
         Common stock held in treasury - at cost;
           9,710 shares in 1996 and 1995                        (311,767)       (311,767)
         Unearned portion of restricted common stock             (17,801)        (20,651)
                                                              ----------      ----------
             Total shareholders' equity                        1,010,023         964,131
                                                              ----------      ----------

             Total liabilities and shareholders' equity       $1,759,777      $1,667,144
                                                              ==========      ==========





                            See accompanying notes.

                             U.S. HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands except per share data)
                                  (unaudited)



                                                                  Three months ended
                                                                       March 31
                                                              --------------------------
                                                                 1996             1995
                                                              ----------        --------
Operating revenue:
     Commercial premiums                                      $  826,865        $711,972
     Government premiums                                         202,057          88,940
     Other, principally
       administrative services fees                               22,958          13,117
                                                              ----------        --------
                                                               1,051,880         814,029

Operating expenses:
     Medical costs                                               789,633         584,202
     Administrative, marketing
       and other operating costs                                 120,607          94,626
                                                              ----------        --------
                                                                 910,240         678,828
                                                              ----------        --------

Income from operations                                           141,640         135,201

Investment income, including
     net realized gains and losses                                21,840          19,801
Costs incurred in connection with
     agreement to merge                                          (22,990)              -
                                                              ----------        --------

Income before income taxes                                       140,490         155,002

Provision for income taxes                                        58,852          60,450
                                                              ----------        --------

Net income                                                    $   81,638        $ 94,552
                                                              ==========        ========

Net income per common and common equivalent
  share - primary and fully diluted                                 $.53            $.59

Weighted average number of common and common
  equivalent shares outstanding:
     Primary                                                     155,300         161,218
     Fully diluted                                               155,321         161,304



                            See accompanying notes.

                             U.S. HEALTHCARE, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three months ended March 31, 1996
                  (amounts in thousands except per share data)
                                  (unaudited)


                                           Common stock         Class B stock
                                        -------------------   -----------------   Additional
                                          Number      Par       Number     Par     paid-in       Retained
                                        of shares    value    of shares   value    capital       earnings
                                        ---------    -----    ---------   -----   ----------    ----------
Balance at December 31, 1995             148,891     $744      14,431     $72      $169,359     $1,121,616
  Exercise of stock options and
    related tax benefits                     154        1           -       -         4,205              -
  Net unrealized (losses) on
    marketable securities, less
    applicable income taxes                    -        -           -       -             -              -
  Accelerated vesting of restricted
    common stock and stock options in
    connection with Aetna merger
    agreement                                  -        -           -       -         6,004              -
  Other restricted common stock
    transactions, net                        176        1           -       -         8,606              -
  Conversion of Class B stock
    to common stock                            1        -          (1)      -             -              -
  Cash dividends paid:
    $.275 per common share                     -        -           -       -             -        (38,364)
    $.2475 per Class B share                   -        -           -       -             -         (3,571)
  Net income                                   -        -           -       -             -         81,638
                                         -------     ----      ------     ---      --------     ----------
Balance at March 31, 1996                149,222     $746      14,430     $72      $188,174     $1,161,319
                                         =======     ====      ======     ===      ========     ==========


                                                                                   Unearned portion
                                                             Common stock            of restricted
                                        Net unrealized     held in treasury          common stock
                                        gains (losses)  ----------------------    ------------------
                                        on marketable    Number                   Number                 Shareholders'
                                          securities    of shares      Cost      of shares    Amount        equity
                                        --------------  ---------    ---------   ---------   --------    -------------
Balance at December 31, 1995               $  4,758      (9,710)     $(311,767)    (517)     $(20,651)     $  964,131
  Exercise of stock options and
    related tax benefits                          -           -              -        -             -           4,206
  Net unrealized (losses) on
    marketable securities, less
    applicable income taxes                 (15,478)          -              -        -             -         (15,478)
  Accelerated vesting of restricted
    common stock and stock options in
    connection with Aetna merger
    agreement                                     -           -              -      204         8,389          14,393
  Other restricted common stock
    transactions, net                             -           -              -     (117)       (5,539)          3,068
  Conversion of Class B stock
    to common stock                               -           -              -        -             -               -
  Cash dividends paid:
    $.275 per common share                        -           -              -        -             -         (38,364)
    $.2475 per Class B share                      -           -              -        -             -          (3,571)
  Net income                                      -           -              -        -             -          81,638
                                           --------      ------      ---------     ----      --------      ----------
Balance at March 31, 1996                  $(10,720)     (9,710)     $(311,767)    (430)     $(17,801)     $1,010,023
                                           ========      ======      =========     ====      ========      ==========





                            See accompanying notes.

                             U.S. HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                    Three months ended
                                                                         March 31
                                                                ---------------------------
                                                                   1996              1995
                                                                ---------         ---------
Operating Activities:
  Net income                                                    $  81,638         $  94,552
  Adjustments to reconcile net income to cash flow
    from operating activities:
      Depreciation and amortization                                 9,406             7,512
      Net realized (gains) losses on sales
        of marketable securities                                   (2,769)               90
      Accelerated vesting of restricted common stock
        and stock options in connection with Aetna
        merger agreement                                           14,393                 -
      Other non-cash charges, net                                   2,289             4,235
      Changes in operating assets and liabilities:
        Receivables                                               (35,837)          (16,886)
        Medical costs payable                                      53,426             4,211
        Unearned premiums                                         (45,202)           11,913
        Accounts payable and accrued liabilities                    2,722             1,191
        Income taxes payable                                       37,776            40,780
        Other, net                                                  6,185            (2,311)
                                                                ---------         ---------
          Cash flow from operating activities                     124,027           145,287
                                                                ---------         ---------

Investing Activities:
  Purchase of marketable securities                              (790,308)         (221,245)
  Purchase of property and equipment, net                          (6,262)           (4,124)
  Proceeds from maturities or sales of marketable securities      265,762           199,090
  Other                                                            (5,414)           (3,461)
                                                                ---------         ---------
          Cash flow from investing activities                    (536,222)          (29,740)
                                                                ---------         ---------

Financing Activities:
  Proceeds from exercise of stock options                           3,202             1,253
  Cash dividends paid                                             (41,935)          (39,672)
                                                                ---------         ---------
          Cash flow from financing activities                     (38,733)          (38,419)
                                                                ---------         ---------
Increase (decrease) in cash and cash equivalents                 (450,928)           77,128
Cash and cash equivalents at beginning of period                  804,631           123,814
                                                                ---------         ---------
Cash and cash equivalents at end of period                      $ 353,703         $ 200,942
                                                                =========         =========
Supplemental disclosure of cash flow information:
Income taxes paid, net of state income tax refunds              $  15,035         $  16,433

Supplemental disclosure of non-cash financing activities:
Income tax benefits related to exercise of stock options        $   1,004         $     893

                            See accompanying notes.

                             U.S. HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information for the three month periods ended March 31, 1996 and 1995 included herein is unaudited. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 9 through 12 herein, the Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (as amended on April 29, 1996), and discussion of risk factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. On March 30, 1996, U.S. Healthcare, Inc. ("U.S. Healthcare"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aetna Life and Casualty Company ("Aetna"), Butterfly, Inc. (the name of which subsequently changed to Aetna Inc.) ("Parent"), a Connecticut corporation owned 50% by Aetna and 50% by U.S. Healthcare, New Merger Corporation ("U.S. Healthcare Sub"), a wholly-owned subsidiary of Parent, and Antelope Sub, Inc. ("Aetna Sub"), a wholly-owned subsidiary of Parent, pursuant to which (x) U.S. Healthcare Sub will merge with and into U.S. Healthcare, with U.S. Healthcare surviving as a wholly-owned subsidiary of Parent (the "U.S. Healthcare Merger"), and (y) Aetna Sub will merge with and into Aetna, with Aetna surviving as a wholly-owned subsidiary of Parent (the "Aetna Merger," and together with the U.S. Healthcare Merger, the "Mergers"). As a result of the Mergers, each of U.S. Healthcare and Aetna will become wholly-owned subsidiaries of a newly formed holding company, Aetna Inc. A copy of the Merger Agreement was filed as Exhibit 99.1 to U.S. Healthcare's Current Report on Form 8-K, dated April 2, 1996.

         Pursuant to the U.S. Healthcare Merger and the Merger Agreement, each share of Common Stock, par value $.005 per share, of U.S. Healthcare (the "U.S. Healthcare Common Stock") and each share of Class B Stock, par value $.005 per share, of U.S. Healthcare (the "U.S. Healthcare Class B Stock," and together with the U.S. Healthcare Common Stock, the "U.S. Healthcare Stock") outstanding immediately prior to the date of the Mergers (the "Merger Date") shall (except for shares of U.S. Healthcare Stock held by U.S. Healthcare as treasury stock, certain shares held by Aetna or any subsidiary of Aetna and shares for which dissenters' rights have been properly exercised and perfected in accordance with and subject to the applicable provisions of Pennsylvania law) be converted into the right to receive (a) $34.20 in cash without interest, (b) 0.2246 shares of Common Stock of Parent (the "Parent Common Stock"), and (c) 0.0749 shares of Class C Preferred Stock of Parent.

         Pursuant to the Aetna Merger and the Merger Agreement, each share of Common Stock, without par value, of Aetna (the "Aetna Stock") outstanding immediately prior to the Merger Date (except for shares of Aetna Stock held by Aetna as treasury stock, shares held by U.S. Healthcare or any subsidiary of U.S.

                             U.S. HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Healthcare and shares of Aetna Stock for which dissenters' rights have been properly exercised and perfected in accordance with and subject to the applicable provisions of Connecticut law) will be converted into the right to receive one share of Parent Common Stock.

         The Merger Agreement has been approved by the Board of Directors of Aetna and the Board of Directors of U.S. Healthcare. The Mergers are contingent upon, among other things, the approval by shareholders of Aetna and U.S. Healthcare and the receipt of required regulatory approvals. Leonard Abramson, the owner of shares representing in excess of 80% of the voting power of the outstanding Capital Stock of U.S. Healthcare, has agreed to vote in favor of the Mergers.

         In connection with the Merger Agreement, the Company has incurred certain costs totaling $20.5 million ($23 million less applicable income taxes) which are reflected in the accompanying financial statements. In addition to the merger-related costs recorded in the first quarter, the Company expects to incur additional costs in connection with the Mergers, substantially all of which are contingent upon the consummation of the Mergers. A detailed description of the terms of the Mergers will be contained in a forthcoming proxy statement.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


General

Substantially all of the Company's revenue is generated from premiums received for health care coverage provided to its members. These premiums represent approximately 98% of the Company's operating revenue in each of the three month periods ended March 31, 1996 and 1995. The Company's operating expenses are primarily medical costs consisting principally of medical claims and capitation costs.

The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors and risks, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare and Medicaid) (such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters, changes in product mix and entry into new geographic markets (both of which may result in an increase in members obtaining care from providers not under contract with the Company) and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension, termination of, or failure to obtain contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates, provider contract limitations, restrictions on utilization management, premium assessments or taxes to pay for uncompensated care and any willing provider requirements) and changes in the Medicare and Medicaid programs. Legislative or regulatory action could also have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs. Specifically, potential federal legislation would reduce the premiums payable to the Company under the Medicare program as compared to previously announced levels; other potential legislation and regulation could have the result of reducing the premiums payable to the Company under state Medicaid programs.
The Company is unable to predict the specific content of any legislation or regulation that may be enacted or when or in what jurisdictions any such legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation or regulation on the Company's business. For additional factors and risks, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

                   Three months ended March 31, 1996 and 1995



Operations

Operating revenue increased $237,851,000, or 29%, compared to the first quarter of 1995, principally due to growth in U.S. Healthcare-insured health plan enrollment (456,000 additional members since March 31, 1995).

Commercial premiums increased $114,893,000, or 16%, over the first quarter of 1995. The principal factor for the increase was a 20% increase in Commercial member months (the sum of members enrolled in each month during the quarter), offset by lower average premiums per member. The average premium for the Commercial plans, which at March 31, 1996 had about 2,053,000 members, decreased 4% to $134 per member per month, primarily as a result of employers selecting lower premium plans which produce lower margins on a per member basis.

Government premiums consist principally of Medicare and Medicaid premiums. Medicare premiums increased $104,401,000, or 158%, compared to the first quarter of 1995. The principal factor for the increase was a 159% increase in Medicare member months. The average premium for the Medicare plans, which at March 31, 1996 had about 136,000 members, decreased 1% to $440 per member per month. Medicaid and other premiums increased $8,716,000, or 38%, over the first quarter of 1995. The principal factor for the increase was a 57% increase in Medicaid member months offset by the effects of lower premiums per member. The average premium for the Medicaid plans, which at March 31, 1996 had about 91,000 members, decreased 9% to $116 per member per month.

The following table shows total premiums earned in the first quarter of 1996 and the increase in premiums compared to the first quarter of 1995 by plan type:

                                              Three months ended
                                                March 31, 1996       Increase
                                              ------------------     --------
     Commercial plans                            $  826,865          $114,893
     Government plans:
       Medicare plans                               170,470           104,401
       Medicaid and other plans                      31,587             8,716
                                                 ----------          --------
                                                 $1,028,922          $228,010
                                                 ==========          ========


Other operating revenue, which consists principally of administrative services fees, increased $9,841,000, or 75%, compared to the first quarter of 1995, primarily due to a 56% increase in employer-funded health plan members. At March 31, 1996, the Company had about 569,000 members in employer-funded health plans.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

                   Three months ended March 31, 1996 and 1995


Medical costs increased $205,431,000, or 35%, over the first quarter of 1995, primarily due to a 25% growth in U.S. Healthcare-insured member months, and higher costs per member. Compared to the first quarter of 1995, the weighted average medical cost per member per month increased 8% to $116. The per member increase was primarily due to changes in product mix, principally an increase in the proportion of Medicare enrollment to total enrollment.

Compared to the first quarter of 1995, medical costs rose 1% to $102 per member per month for Commercial plans, 6% to $352 per member per month for Medicare plans and 1% to $91 per member per month for Medicaid plans.

Administrative, marketing and other operating costs increased $25,981,000, or 27%, over the first quarter of 1995. Personnel costs contributed the largest increase as a result of higher salaries and an increase in the number of employees necessitated, in part, by higher business volume and changes in product mix, and increased marketing capability.

Investment income increased $2,039,000, or 10%, over the first quarter of 1995, due to realized gains on sales of marketable securities and higher average portfolio balances, offset by a decrease in the yield on investments.

Costs incurred in connection with the Aetna Merger Agreement, before applicable income taxes, totaled $23 million. Of this amount, $11 million related to the accelerated vesting of employee restricted stock (including related tax reimbursements due certain executive officers under their employment agreements), $6 million related to the accelerated vesting of employee stock options with exercise prices less than the market price on the grant date, and $6 million related to other costs incurred in connection with the Merger Agreement, primarily advisory fees and expenses. The Company expects to incur additional costs in connection with the Mergers, substantially all of which are contingent upon the consummation of the Mergers, including additional advisory fees and expenses and the acceleration of the unearned portion of restricted common stock remaining as of the merger date.

The Company's effective tax rate was 41.9% for the first quarter of 1996, compared to 39% for the first quarter of 1995. Excluding tax benefits applicable to costs incurred in connection with the Merger Agreement, the Company's effective tax rate was 37.5% for the first quarter of 1996.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

                   Three months ended March 31, 1996 and 1995


Costs incurred in connection with the Aetna Merger Agreement reduced the Company's net income for the first quarter of 1996 by $20.5 million ($23 million less applicable income taxes), or $.13 per share, from $.66 per share to $.53 per share compared to net income per share of $.59 for the quarter ended March 31, 1995. Earnings per share in the first quarter of 1996 reflect the effects of the Company's repurchase of 6.9 million shares of common stock during the second and third quarters of 1995.

Liquidity and capital resources

The Company's liquidity requirements have been met from cash flows generated by operating activities. In the first quarter of 1996, net cash flows from such activities were $124,027,000. The Company believes that its existing financial resources are sufficient to meet its liquidity needs.

The Company's operations are conducted principally through HMO and insurance subsidiaries. These subsidiaries are subject to state regulations which require the subsidiaries to maintain certain levels of equity, as defined. Levels of required equity vary by state and, in some states, vary depending on premium revenue, medical costs, the cost of care delivered by providers not under contract to the Company and other factors. As of March 31, 1996, the amount of equity so required was approximately $88 million. The effect of this required equity is to limit, for use in the subsidiaries' own respective operations, assets such as cash, marketable securities and receivables in an amount equal to the sum of the subsidiaries' liabilities plus their required equity. As of March 31, 1996, cash and marketable securities limited for such use in the subsidiaries' operations under these requirements totaled approximately $574 million. Regulations which were adopted but were not yet effective would have increased the subsidiaries' required equity (and increased the amount of assets limited as aforesaid) by approximately $20 million as of March 31, 1996. Other changes in equity requirements are being considered at the state and federal levels which may cause the amount of equity required to be maintained by subsidiaries to increase. Changes in the factors underlying existing equity requirements (such as an increase in premium revenue, medical costs or the cost of care delivered by providers not under contract to the Company) and expansion into new geographic markets may also cause the amount of the subsidiaries' required equity to increase. Most states also require the subsidiaries to obtain approval or provide notice before funds in excess of certain thresholds are transferred to affiliates.

                          Part II - Other Information



Item 1.  Legal Proceedings

In 1995,two class action complaints were filed in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages.
The complaints allege that the Company, one of its executive officers and one of its former executive officers, through certain misrepresentations and omissions about the Company, violated federal securities laws and related state common law. The court has granted the plaintiffs' motion for class certification as to the federal claims but has denied it as to the state claims. The litigation is still in the preliminary stages, and merits discovery has begun. The Company has denied the allegations and continues to defend the actions vigorously.

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

                 Executive Compensation Plans and Arrangements.
                 Management contracts and compensatory plans, contracts and arrangements in which directors or executive officers participate, whether filed herewith or incorporated herein by reference, are listed in the Index to Exhibits of this Form 10-Q as Exhibits 10.5, 10.6, 10.7, 10.8, 10.9, and 10.10.

(b)      1.      Reports on Form 8-K

                 On February 2, 1996, the Company filed a Current Report on Form 8-K for Item 5, Other Events. The Form 8-K was filed to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company or made on behalf of the Company.

                 On April 2, 1996, the Company filed a Current Report on Form 8-K for Item 5, Other Events. The Form 8-K was filed to announce that the Company had entered into an Agreement and Plan of Merger, dated as of March 30, 1996, with Aetna Life and Casualty Company. The Form 8-K included agreements and other items as shown in the Index to Exhibits of this Form 10-Q.

                                   Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                       U.S. HEALTHCARE, INC.
                                       --------------------------------------


Date:  May 10, 1996                    By:  /s/ JAMES H. DICKERSON, JR.
      -----------------                     ---------------------------------
                                            James H. Dickerson, Jr.
                                            Chief Financial Officer

                               Index to Exhibits

Exhibit 10.      Material Contracts

        10.1 Agreement and Plan of Merger, dated as of March 30, 1996, by and among U.S. Healthcare, Inc., Aetna Life and Casualty
                 Company, Butterfly, Inc., New Merger Corporation and Antelope
                 Sub, Inc. (incorporated by reference to Exhibit 99.1 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.2 Voting Agreement, dated as of March 30, 1996, by and among Aetna Life Insurance Company, Aetna Life Insurance and
                 Annuity Company and Leonard Abramson (incorporated by reference to Exhibit 99.2 to U.S. Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.3 Registration Rights Agreement, dated as of March 30, 1996, by and between Aetna Life and Casualty Company and Leonard
                 Abramson (incorporated by reference to Exhibit 99.3 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.4 Agreement, dated as of March 30, 1996, by and between Butterfly, Inc. and Leonard Abramson (incorporated by reference to Exhibit 99.4 to U.S. Healthcare's Current Report on Form
                 8-K dated April 2, 1996).

        10.5 Form of Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Joseph Sebastianelli
                 (incorporated by reference to Exhibit 99.5 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.6 Form of Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Michael Cardillo
                 (incorporated by reference to Exhibit 99.6 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.7 Form of Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and David Simon (incorporated by reference to Exhibit 99.7 to U.S. Healthcare's Current
                 Report on Form 8-K dated April 2, 1996).

        10.8 Form of Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and James Dickerson
                 (incorporated by reference to Exhibit 99.8 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.9 Form of Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Arthur Leibowitz
                 (incorporated by reference to Exhibit 99.9 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).


        10.10 Form of Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Timothy Nolan
                 (incorporated by reference to Exhibit 99.10 to U.S.
                 Healthcare's Current Report on Form 8-K dated April 2, 1996).

        10.11    Text of Press Release issued by U.S. Healthcare, Inc. and Aetna
                 Life and Casualty Company on April 1, 1996 (incorporated by reference to Exhibit 99.11 to U.S. Healthcare's Current Report on Form 8-K dated April 2, 1996).

Exhibit 11.      Computation of Net Income Per Common and Common Equivalent Share *

Exhibit 27.      Financial Data Schedule **

__________

*        Filed herewith.
**       Filed in electronic format only.