Form 10-K/A
period 1995-12-31
U S HEALTHCARE INC
filed 1996-06-11
CIK 711405

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 3, 1996 was $7,442,368,776 calculated by excluding all shares held by executive officers, directors and 5% shareholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

     As of June 3, 1996, there were 139,842,375 shares of Common Stock outstanding and 14,429,426 shares of Class B Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference:

     Parts I, II and IV -- U.S. Healthcare's Annual Report to Shareholders for
                           the year ended December 31, 1995 ("1995 Annual Report to Shareholders").

     The undersigned registrant hereby amends the following items and other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

     Part I, Item 3 -- Legal Proceedings
     Part II, Item 7 -- Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
     Part II, Item 8 -- Financial Statements and Supplementary Data
     Part IV, Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 3 -- LEGAL PROCEEDINGS

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

     Class action complaints were filed in the United States District Court for the Eastern District of Pennsylvania by J/H Real Estate, Inc. and Joseph Tulino on July 5, 1995 and November 14, 1995, respectively, seeking among other remedies damages resulting from defendants' alleged violations of federal securities laws and related state law. The complaints allege that the Company and two of its executive officers, Leonard Abramson and Costas Nicolaides, made certain misrepresentations and omissions about the Company. The court has granted the plaintiffs' motion for class certification as to the federal claims but has denied it as to the state claims. The litigation is still in the preliminary stages, and merits discovery has begun and is continuing. The Company has denied the allegations and continues to defend the actions vigorously.

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

                                    PART II

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Exhibit 13. The discussion included in Exhibit 13 is incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Exhibit 13. The financial statements included in Exhibit 13 are incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     U.S. Healthcare's audited financial statements, previously filed as Exhibit 13 to U.S. Healthcare's Annual Report on Form 10-K, have been revised to amend and restate Note 6 thereto. Such financial statements are being filed as Exhibit 13 hereto.

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

Dated: June 11, 1996

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